Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1996-05-14
CIK 856123

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1996

                    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the transition period from _______ to _______

                        Commission File Number 000-19160

                      ATEL Cash Distribution Fund III, L.P.
             (Exact name of registrant as specified in its charter)

  California                                                        94-3100855
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                      1996            1995
                                                      ----            ----
Cash and cash equivalents                           $1,316,100       $1,874,774

Accounts receivable                                    696,665          873,451

Notes receivable                                        33,646           44,861

Investments in leases                               36,396,275       39,107,792
                                                --------------- ----------------
Total assets                                       $38,442,686      $41,900,878
                                                =============== ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $10,051,247      $11,451,641

Accrued interest                                       118,846          125,026

Accounts payable:
     General Partners                                   46,503          109,779
     Other                                             128,989          290,428

Deposit due to lessees                                  75,340           75,340

Unearned operating lease income                        634,488          396,749
                                                --------------- ----------------
Total liabilities                                   11,055,413       12,448,963

Partners' capital:
     General Partners                                  102,896           97,750
     Limited partners                               27,284,377       29,354,165
                                                --------------- ----------------
Total partners' capital                             27,387,273       29,451,915
                                                --------------- ----------------
Total liabilities and partners' capital            $38,442,686      $41,900,878
                                                =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                      1996            1995
                                                      ----            ----
Revenues:
Lease revenues:
   Operating leases                                 $2,673,655       $3,473,688
   Direct financing leases                             121,508          130,900
   Leveraged leases                                     21,258           14,888
   Gain on sales of assets                             144,368           47,337
Interest income                                         15,894            6,295
Other                                                        -            1,278
                                                --------------- ----------------
                                                     2,976,683        3,674,386
                                                --------------- ----------------
Expenses:
Depreciation and amortization                        1,953,478        2,283,236
Interest                                               230,907         294,344
Equipment and partnership management fees to
   General Partners                                    197,315          211,072
Administrative cost reimbursements to General
   Partners                                             39,556           54,702
Provision for losses                                    29,713           36,711
Professional fees                                        6,434           30,563
Other                                                    4,688           25,046
                                                --------------- ----------------
                                                     2,462,091        2,935,674
                                                --------------- ----------------
Net income                                            $514,592         $738,712
                                                =============== ================

Net income:
     General Partners                                   $5,146           $7,387
     Limited Partners                                  509,446          731,325
                                                --------------- ----------------
                                                      $514,592         $738,712
                                                =============== ================

Net income per Limited Partnership unit                  $0.07            $0.10

Weighted average number of units outstanding         7,378,884        7,378,884

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1996

                                        Limited Partners          General
                                   Units           Amount         Partners          Total
Balance December 31, 1995        7,378,884      $29,354,165          $97,750      $29,451,915
Net income                                          509,446            5,146          514,592
Distributions                                    (2,579,234)                       (2,579,234)
                           ================ ================  =============== ================
Balance March 31, 1996           7,378,884      $27,284,377         $102,896      $27,387,273
                           ================ ================  =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                     1996            1995
                                                     ----            ----
Operating activities:
Net income                                            $514,592         $738,712

Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                     1,953,478        2,283,236
   Gain on sale of assets                             (144,368)         (47,337)
   Leveraged lease income                              (16,446)         (10,142)
   Provision for losses                                 29,713           36,711
   Changes in operating assets and liabilities:
     Accounts receivable                               176,786          (60,483)
     Notes receivable                                   11,215           11,215
     Accounts payable, general partner                 (63,276)         209,817
     Accounts payable, other                          (161,439)        (220,888)
     Accrued interest                                   (6,180)         (47,655)
     Unearned operating lease income                   237,739          243,454
                                                --------------- ----------------
Net cash provided by operations                      2,531,814        3,136,640
                                                --------------- ----------------

Investing activities:
Proceeds from sales of lease assets                    540,249          130,843
Reductions of net investment in direct
   financing leases                                    468,891          392,044
Purchase of assets on direct financing leases         (120,000)               -
                                                --------------- ----------------
Net cash provided by investing activities              889,140          522,887
                                                --------------- ----------------

Financing activities:

Distributions to limited partners                   (2,579,234)      (2,586,459)
Repayments of non-recourse debt                     (1,400,394)      (1,676,137)
                                                --------------- ----------------
Net cash used in financing activities               (3,979,628)      (4,262,596)
                                                --------------- ----------------

Net decrease in cash and cash equivalents              (558,674)       (603,069)
Cash and cash equivalents at beginning of
   period                                           1,874,774         1,566,318
                                                --------------- ----------------
Cash and cash equivalents at end of period          $1,316,100         $963,249
                                                =============== ================

Supplemental disclosures of cash flow information:

Cash paid during period for interest                  $237,087         $341,999
                                                =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


1. Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2. Organization and partnership matters:

ATEL Cash Distribution Fund III, L.P. (the Partnership), was formed under the laws of the State of California in September 1989, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of September 7, 1989, $100 of which represented the General Partners' continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and receipt of the proceeds thereof on March 1, 1990, the Partnership commenced operations.

The Partnership's business consists of leasing various types of equipment. As of March 31, 1996, the terms of the Partnership's leases were for two to eight and one half years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                  Depreciation
                                                                   Expense or         Reclas-
                                December 31,                          Lease       sifications and    March 31,
                                    1995           Additions      Amortization      Dispositions        1996
                                    ----           ---------      ------------     --------------       ----
Net investment in operating
   leases                        $32,622,297                       ($1,953,478)       ($394,942)     $30,273,877
Net investment in direct
   financing leases                5,254,109         $120,000         (468,891)               -        4,905,218
Net investment in leveraged
   leases                          1,623,406                -           16,446                -        1,639,852
Assets held for sale                 432,348                -                -             (939)         431,409
Reserve for losses and
   impairments                      (824,368)         (29,713)               -                -         (854,081)
                             ================ ================ ================  =============== ================
                                 $39,107,792          $90,287      ($2,405,923)       ($395,881)     $36,396,275
                             ================ ================ ================  =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarter ended March 31, 1996 and as of March 31, 1996.

                                       December 31,              1st Quarter           March 31,
                                           1995         Acquisitions     Dispositions     1996
Mining                                $18,592,029                                        $18,592,029
Manufacturing                          12,773,604                                         12,773,604
Transportation                          7,777,179                                          7,777,179
Aircraft                                5,275,000                                          5,275,000
Materials handling                      3,946,886                                          3,946,886
Utilities                               3,987,085                         ($347,028)       3,640,057
Printing                                3,454,353                                 -        3,454,353
Food processing                         2,438,524                                 -        2,438,524
Medical                                 2,041,222                                 -        2,041,222
Furniture, fixtures and equipment         345,815                                 -          345,815
Other                                     290,175                                 -          290,175
Communications                          2,155,489                -       (1,887,374)         268,115
                                  ---------------- ----------------  --------------- ----------------
                                       63,077,361                        (2,234,402)      60,842,959
Less accumulated depreciation         (30,455,064)     ($1,953,478)       1,839,460      (30,569,082)
                                  ---------------- ----------------  --------------- ----------------
                                      $32,622,297      ($1,953,478)       ($394,942)     $30,273,877
                                  ================ ================  =============== ================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At March 31, 1996, the aggregate amounts of future minimum lease payments are as follows:

                  Year ending                       Direct
                 December 31,     Operating        Financing          Total
                         1996      $7,326,460       $1,634,106       $8,960,566
                         1997       7,396,751        1,286,463        8,683,214
                         1998       4,645,575        1,053,142        5,698,717
                         1999         816,880          542,146        1,359,026
                         2000               -          140,876          140,876
                   Thereafter               -           45,255           45,255
                              ---------------- ----------------  ---------------
                                  $20,185,666       $4,701,988      $24,887,654
                              ================ ================  ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.2%.

Future minimum principal payments of non-recourse debt are as follows:

           Year ending
          December 31,           Principal        Interest           Total
                  1996             $3,295,055         $691,109       $3,986,164
                  1997              3,812,234          413,772        4,226,006
                  1998              2,530,248          147,354        2,677,602
                  1999                356,419           22,119          378,538
                  2000                 57,291            2,374           59,665
                              ================ ================  ===============
                                  $10,051,247       $1,276,728      $11,327,975
                              ================ ================  ===============


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on partnership business and an allocation of rent and other costs based on utilization studies.

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                        1996            1995
                                                        ----            ----
Incentive  management  fees  (computed  as  5% of
distributions  of  cash  from operations,  as
defined in the  Limited  Partnership  Agreement)
and  equipment management  fees  (computed as 5% of
gross revenues from  operating  leases,  as defined
in the Limited Partnership Agreement plus 2% of
gross revenues from full payout leases, as defined
in the Limited Partnership Agreement).                $197,315         $211,072

Administrative costs reimbursed to General
Partner                                                 39,556           54,702
                                                --------------- ----------------
                                                      $236,871         $265,774
                                                =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


6.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. During the first quarter of 1996 and 1995, the Partnership's primary source of cash was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from the sales of lease assets exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and the proceeds from the sales of lease assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

The Partnership's objective is to reinvest a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

As of March 31, 1996, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at March 31, 1996 was approximately $10,050,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1996, there were no commitments to purchase additional lease assets.

The Partnership made distributions of cash from 1996 first quarter operations in February, March and April 1996. The distributions were paid either monthly in the amounts of $.11667 in February and March 1996 and $.08333 in April 1996 or quarterly in the amount of $.31667 in April 1996.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash flows from operations decreased by $604,826 compared to 1995. The decrease resulted from a decrease in operating lease revenues. In both years, the primary operating source of cash was operating lease revenues.

Cash flows provided by investing activities increased by $366,253 compared to 1995. Proceeds from the sales of assets increased from $130,842 in 1995 to $540,249 in 1996, an increase of $409,406. Asset sales are not currently expected to be consistent from one period to another as they do not occur at regular intervals nor do assets come off lease in steady amounts from one period to another. Overall cash flows from direct financing leases increased by $67,455, including both the portion recognized as revenues and the portion applied to reduce the net investment in direct financing leases. The increase is due to the effects of assets added in 1995 and in the first quarter of 1996.

There were no financing sources of cash in 1993 or 1995. Payments of non-recourse debt have decreased as a result of certain of the non-recourse notes being fully paid off since the first quarter of 1995. All of the debt payments were made as scheduled.

Results of Operations

Operations in the first quarter of 1996 resulted in net income of $514,592 compared to $738,712 in 1995.

Operating lease revenues declined from $3,473,688 in 1995 to $2,673,655 in 1996. The decrease is the result of scheduled lease terminations and subsequent sales of the related lease assets. The $800,033 decrease was partially offset by an increase in the gains recognized on sales of lease assets. The gains realized increased by $97,031 compared to 1995. Other types of revenues did not change significantly from 1995.

Depreciation and amortization expense decreased by $329,758 compared to 1995. The decrease resulted from sales of assets which were previously on operating leases. Interest expense has decreased as the Partnership has made scheduled debt payments and has reduced the overall amounts of its non-recourse debt since 1995.

In January 1996, Barney's, Inc. (Barney's), one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction has been financed primarily with non-recourse debt. In addition, the Partnership holds certain deposits which may accrue to it in the event of a default. As of December 31, 1995, the Partnership had established certain reserves with regard to this transaction. The bankruptcy proceedings are still in the preliminary stages and no additional information has become available that would require any changes to those reserves through the end of the first quarter of 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                    (a) Documents filed as a part of this report

                      1.    Financial Statements

                            Included in Part I of this report:

                            Balance Sheets, March 31, 1996 and December 31, 1995

                            Income statements for the three month periods ended
                               March 31, 1996 and 1995

                            Statements of changes in partners' equity for the
                               three months ended March 31, 1996

                            Statements of cash flows for the three month periods
                               ended March 31, 1996 and 1995

                            Notes to the Financial Statements

                      2.    Financial Statement Schedules

                            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    (b)     Report on Form 8-K
                            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 10, 1996

                                         ATEL CASH DISTRIBUTION FUND III, L.P.
                                                      (Registrant)





                                 By: /s/ A. J. Batt
                                     A. J. Batt
                                     General Partner of registrant



                                 By: /s/ Dean L. Cash
                                     Dean L. Cash
                                     General Partner of registrant



                                 By: /s/ F. Randall Bigony
                                     F. Randall Bigony
                                     Principal financial officer and of
                                     registrant



                                 By: /s/ Donald E. Carpenter
                                     Donald E. Carpenter
                                     Principal accounting officer of registrant