Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1996-08-14
CIK 856123

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 1996

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

        Registrant's telephone number, including area code: (415)989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS


                                                        1996             1995
                                                        ----             ----
Cash and cash equivalents                            $1,122,411      $1,874,774

Accounts receivable                                     604,229         873,451

Notes receivable                                         22,430          44,861

Investments in leases                                33,691,962      39,107,792
                                                ---------------- ---------------
                                                    $35,441,032     $41,900,878
                                                ================ ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                    $9,057,367     $11,451,641

Accrued interest                                         86,593         125,026

Accounts payable:
     General partners                                   120,995         109,779
     Other                                              197,514         290,428

Deposits due to lessees                                  75,340          75,340

Unearned operating lease income                         492,247         396,749
                                                ---------------- ---------------

Total liabilities                                    10,030,056      12,448,963

Partners' capital:
     General partners                                   105,305          97,750
     Limited partners                                25,305,671      29,354,165
                                                ---------------- ---------------
Total partners' capital                              25,410,976      29,451,915
                                                ---------------- ---------------
                                                    $35,441,032     $41,900,878
                                                ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                              Six Months Ended               Three Months Ended
                                                                  June 30,                         June 30,
Revenues:                                                 1996             1995             1996             1995
                                                          ----             ----             ----             ----
Lease revenues:

   Operating leases                                       $5,108,126       $6,879,307       $2,434,471      $3,405,619
   Direct financing leases                                   235,054          283,439          113,546         152,539
   Leveraged leases                                           42,515           35,093           21,257          20,205
   Gain on sales of assets                                   181,879           79,968           37,511          32,631
Interest income                                               25,814           13,211            9,920           6,916
Other                                                           (192)           1,499             (192)            221
                                                     ---------------- ---------------- ---------------- ---------------
                                                           5,593,196        7,292,517        2,616,513       3,618,131
                                                     ---------------- ---------------- ---------------- ---------------
Expenses:
Depreciation                                               3,801,365        4,660,197        1,847,887       2,376,961
Interest expense                                             389,779          558,948          158,872         264,604
Equipment and partnership management fees                    373,497          490,869          176,182         279,797
Administrative cost reimbursements                           108,924          135,502           69,368          80,800
Provision for losses                                          55,882           72,892           26,169          36,181
Other                                                         38,701           50,254           34,013          25,208
Professional fees                                             21,604           42,758           15,170          12,195
Taxes                                                         47,978           14,795           47,978          14,795
                                                     ---------------- ---------------- ---------------- ---------------
                                                           4,837,730        6,026,215        2,375,639       3,090,541
                                                     ---------------- ---------------- ---------------- ---------------
Net Income                                                  $755,466       $1,266,302         $240,874        $527,590
                                                     ================ ================ ================ ===============

Net income:
     General partners                                         $7,555          $12,663           $2,409          $5,276
     Limited partners                                        747,911        1,253,639          238,465         522,314
                                                     ---------------- ---------------- ---------------- ---------------
                                                            $755,466       $1,266,302         $240,874        $527,590
                                                     ================ ================ ================ ===============

Net income per limited partnership unit                        $0.10            $0.17            $0.03           $0.07
Weighted average number of units
   outstanding                                             7,377,584        7,378,884        7,376,284       7,378,884

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1996
                                   (Unaudited)

                                                    Limited Partners             General
                                                 Units           Amount          Partners          Total
Balance December 31, 1994                       7,378,884      $29,354,165          $97,750     $29,451,915
Distributions to limited partners                               (4,787,797)                      (4,787,797)
Repurchases of limited partnership units           (2,600)          (8,608)                          (8,608)
Net income                                                         747,911            7,555         755,466
                                          ---------------- ---------------- ---------------- ---------------
Balance June 30, 1995                           7,376,284      $25,305,671         $105,305     $25,410,976
                                          ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)

                                                             Six Months Ended          Three Months Ended
                                                                 June 30,                         June 30,
                                                          1996             1995             1996             1995
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                  $755,466       $1,266,302         $240,874        $527,590

Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation                                          3,801,365        4,660,197        1,847,887       2,376,961
     Leveraged lease income                                  (32,892)         (25,536)         (16,446)        (15,394)
     Gain on sales of assets                                (181,879)         (79,968)         (37,511)        (32,631)
     Provision for losses                                     55,882           72,892           26,169          36,181
   Changes in operating assets and liabilities:
      Accounts receivable                                    269,222         (163,506)          92,436        (103,023)
      Notes receivable                                        22,431           22,430           11,216          11,215
      Accounts payable, general partner                       11,216          134,830           74,492         (74,987)
      Accounts payable, other                                (92,914)          13,726           68,525         234,614
      Accrued interest                                       (38,433)         (75,457)         (32,253)        (27,802)
      Unearned operating lease income                         95,498          189,783         (142,241)        (53,671)
                                                     ---------------- ---------------- ---------------- ---------------
Net cash provided by operating activities                  4,664,962        6,015,693        2,133,148       2,879,053
                                                     ---------------- ---------------- ---------------- ---------------

Investing activities:

Reduction in net investment in direct
   financing leases                                          867,605          762,449          398,714         370,405
Proceeds from sales of lease assets                        1,025,749          440,313          485,500         309,470
Purchase of equipment on operating leases                          -          (80,500)               -         (80,500)
Purchase of equipment on direct financing
   leases                                                   (120,000)               -                -               -
                                                     ---------------- ---------------- ---------------- ---------------

Net cash provided by investing activities                  1,773,354        1,122,262          884,214         599,375
                                                     ---------------- ---------------- ---------------- ---------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)

                                                              Six Months Ended              Three Months Ended
                                                                 June 30,                         June 30,
                                                                 --------                         --------
                                                          1996             1995             1996             1995
                                                          ----             ----             ----             ----
Financing activities:


Distributions to limited partners                         (4,787,797)      (5,171,804)      (2,208,563)     (2,585,345)
Repayments of long-term non-recourse debt                 (2,394,274)      (1,790,604)        (993,880)       (114,467)
Repurchases of units                                          (8,608)               -           (8,608)              -
                                                     ---------------- ---------------- ---------------- ---------------

Net cash used in financing activities                     (7,190,679)      (6,962,408)      (3,211,051)     (2,699,812)
                                                     ---------------- ---------------- ---------------- ---------------

Net (decrease) increase in cash and
   cash equivalents                                         (752,363)         175,547         (193,689)        778,616
Cash and cash equivalents at
   beginning of period                                     1,874,774        1,566,318        1,316,100         963,249
                                                     ---------------- ---------------- ---------------- ---------------
Cash and cash equivalents at end of
   period                                                 $1,122,411       $1,741,865       $1,122,411      $1,741,865
                                                     ================ ================ ================ ===============

Supplemental disclosures of cash flow information:
Cash paid during period for interest                        $389,779         $558,948         $158,872        $264,604
                                                     ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 1, 1990, the Partnership commenced operations.

The Partnership's business consists of leasing various types of equipment. As of June 30, 1996, the Partnership's leases were for terms of two and one half to eight and one half years.

Pursuant to the Agreement of Limited  Partnership,  the General Partners receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5.)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                       Depreciation
                                                                        Expense or        Reclass-
                                  December 31,                         Amortization     ifications &       June 30,
                                        1995            Additions        of Leases      Dispositions         1996
                                        ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                               $32,622,297                       ($3,801,365)       ($460,009)    $28,360,923
Net investment in direct
   financing leases                       5,254,109         $120,000         (867,605)               -       4,506,504
Net investment in leveraged
   leases                                 1,623,406                -           32,892                -       1,656,298
Equipment held for lease                    432,348                -                -         (345,053)         87,295
Reserve for losses                         (824,368)         (55,882)               -          (38,808)       (919,058)
                                  ------------------ ---------------- ---------------- ---------------- ---------------
                                        $39,107,792          $64,118      ($4,636,078)       ($843,870)    $33,691,962
                                  ================== ================ ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, 1996 and June 30, 1996 and as of June 30, 1996.

                                                                 Acquisitions &
                                        December 31,              Dispositions                June 30,
                                             1995          1st Quarter      2nd Quarter         1996
                                             ----          -----------      -----------         ----
Mining                                   $18,592,029                         ($114,492)    $18,477,537
Manufacturing                             12,773,604                                 -      12,773,604
Transportation                             7,777,179                                 -       7,777,179
Aircraft                                   5,275,000                                 -       5,275,000
Materials handling                         3,946,886                          (225,066)      3,721,820
Utilities                                  3,987,085        ($347,028)               -       3,640,057
Printing                                   3,454,353                -                -       3,454,353
Food processing                            2,438,524                -                -       2,438,524
Medical                                    2,041,222                -                -       2,041,222
Furniture, fixtures and equipment            345,815                -                -         345,815
Other                                        290,175                -                -         290,175
Communications                             2,155,489       (1,887,374)               -         268,115
                                     ---------------- ---------------- ---------------- ---------------
                                          63,077,361       (2,234,402)        (339,558)     60,503,401
Less accumulated depreciation            (30,455,064)        (114,018)      (1,573,396)    (32,142,478)
                                     ---------------- ---------------- ---------------- ---------------
                                         $32,622,297      ($2,348,420)     ($1,912,954)    $28,360,923
                                     ================ ================ ================ ===============

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At June 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                  Year ending      Direct
                  December 31,     Financing        Operating          Total
                  ------------     ---------        ---------          -----
                       1996       $1,121,846       $4,761,594       $5,883,440
                       1997        1,286,463        7,396,751        8,683,214
                       1998        1,053,142        4,645,575        5,698,717
                       1999          542,146          816,880        1,359,026
                       2000          140,876                -          140,876
                 Thereafter           45,255                -           45,255
                             ---------------- ---------------- ----------------
                                  $4,189,728      $17,620,800      $21,810,528
                             ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.3%.

Future minimum principal and interest payments of long-term non-recourse debt as of June 30, 1996 are as follows:
                    Year ending
                    December 31,     Principal        Interest           Total
                    ------------     ---------        --------           -----
                        1996       $2,301,175         $314,241       $2,615,416
                        1997        3,812,234          413,772        4,226,006
                        1998        2,530,248          147,354        2,677,602
                        1999          356,419           22,119          378,538
                        2000           57,291            2,374           59,665
                              ---------------- ---------------- ----------------
                                   $9,057,367         $899,860       $9,957,227
                              ================ ================ ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and management of the Partnership.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $373,497 in 1996 and $490,869 in 1995, pursuant to the Agreement of Limited Partnership.

The amounts above are gross amounts incurred by the General Partners and/or Affiliates, including commissions to broker dealers for the sales of Partnership Units.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


6.  Partners' capital:

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partners.

As more fully described in the Partnership Agreement, available Cash from Operations and Cash from Sales or Refinancing shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partners as Incentive Management Compensation.

     Second, the balance to the Limited Partners until the Limited Partners have received aggregate Distributions, as defined, in an amount equal to their Original Invested Capital, as defined, plus an 8% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined.

     Third,   the  General   Partners  will  receive  as  Incentive   Management
     Compensation, the following:

          (A)  10% of remaining Cash from Operations, as defined,

          (B) 15% of remaining Cash from Sales or Refinancing, as defined.

     Fourth, the balance to the Limited Partners.


7.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 18, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.


8.  Subsequent event:

On July 19, 1996, the Partnership's interest in the bankruptcy of Barney's, Inc. (Barney's), a former lessee of the Partnership was settled. The terms of the settlement provided for the sale of the assets which had been leased to Barney's, for the repayment of the non-recourse debt used by the Partnership to finance the assets and for net cash proceeds to the Partnership. The settlement resulted in a gain on the sale of the assets of $417,975 and an extraordinary gain on the extinguishment of the debt of $97,608.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during the first six months of 1996 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of June 30, 1996, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at June 30, 1996 was $9,057,367. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1996, there were no such commitments.

The Partnership made distributions of cash from 1996 first quarter operations in February, March and April 1996. The Partnership made distributions of cash from 1996 second quarter operations in May, June and July 1996. Distributions were made to the limited partners as follows:

                                                                                                          Annualized
                                     Month in which distribution         Amount of distribution per      distribution
                                      was made                            Limited Partnership Unit           rate

Monthly distributions:                February                                     $0.11667                 14.00%
                                        March                                      $0.11667                 14.00%
                                        April                                      $0.08333                 10.00%
                                         May                                       $0.10000                 12.00%
                                        June                                       $0.10000                 12.00%
                                        July                                       $0.10000                 12.00%

Quarterly distributions:                April                                      $0.31667                 12.67%
                                        July                                       $0.30000                 12.00%

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows, 1996 vs. 1995:

Six months:

Cash flows from operations decreased due to decreases in lease rents compared to 1995. The increases were due to lease asset sales since the second quarter of 1995.

Cash flows from the sales of assets increased by $585,436 compared to 1995. The increase was due to larger amounts of lease maturities and resulting sales. The original cost of such assets sold increased to approximately $3,600,000 in 1996 from approximately $1,465,000 in 1995. Cash flows from the reduction of the Partnership's net investment in direct financing leases increased compared to 1995 and represents the "principal' portion of direct financing lease rents. It has increased over the prior period due to equipment acquisitions over the last twelve months.

There were no financing sources of cash flows in 1996 or 1995. Distributions to limited partners decreased compared to 1995 due to the decrease in the annualized distribution rates compared to 1995. Debt payments for the six month period increased due to scheduled debt payments.

Three months:

Cash flows from operations decreased in the three month period for the same reasons noted above for the six month period.

Cash flows from investing activities in both 1995 and 1996 consisted of proceeds from sales of assets and from reductions in the Partnership's net investment in direct financing leases. Proceeds from the sales of assets increased due to larger amounts of sales activities. In addition, increased amounts were recovered from the net investment in direct financing leases. The increase of these amounts is due to investments in such assets during the last twelve months.

There were no financing sources of cash in 1996 or 1995. Debt payments decreased for the same reasons as noted above for the six month period.

Results of Operations

Operations in the second quarter of 1995 resulted in net income of $527,590 compared to $72,550 in 1994. Net income for the first six months of 1995 was $1,266,302 compared to $368,136 in 1994.

1996 vs. 1995:

Lease revenues decreased in both the three and six month periods compared to the prior year. This is the result of asset sales since June 30, 1995. Interest income has increased from 1995 to 1996 for both the three and six month periods. This a direct consequence of having maintained higher average cash balances during the 1996 periods than in the 1995 periods.

Operating lease revenues have shown a net decrease for both the three and six month periods. The original cost of the underlying assets has decreased from $72,043,404 at June 30, 1995 to $60,503,401 at June 30, 1996. The decreased amounts of equipment owned by the Partnership also gave rise to the decrease in depreciation expense.

As scheduled debt payments have been made, debt balances have been reduced and this has caused interest expense to decline from 1995 to 1996.

Management fees are based on distribution to the limited partners and on lease rents. The decreases in both these revenues and distributions caused the decrease in management fees.

                            PART II OTHER INFORMATION

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1996 and December 31, 1995

                       Income statement for the six and three month periods ended June 30, 1996 and 1995.

                       Statement of changes in partners' equity for the six month period ended June 30, 1996.

                       Statements of cash flows for the six and three month periods ended June 30, 1996 and 1995.

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

Date:
August 13, 1996

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                              By:  /s/ A.  J.  BATT
                                  --------------------------------
                                  A. J. Batt,
                                  General Partner of registrant



                              By:   /s/ DEAN L. CASH
                                  --------------------------------
                                  Dean Cash,
                                  General Partner of registrant



                              By:   /s/ F. RANDALL BIGONY
                                  --------------------------------
                                  F. Randall Bigony
                                  Principal financial officer of registrant



                              By:   /s/ DONALD E.  CARPENTER
                                  --------------------------------
                                  Donald E.  Carpenter,
                                  Principal accounting officer of
                                  registrant