Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1996-11-14
CIK 856123

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 1996

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS



                                                   1996              1995
                                                   ----              ----
Cash and cash equivalents                         $1,904,339        $1,874,774

Accounts receivable                                  724,487           873,451

Notes receivable                                      11,215            44,861

Investment in leases                              29,718,814        39,107,792
                                             ----------------  ----------------
                                                 $32,358,855       $41,900,878
                                             ================  ================



                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                 $7,119,061       $11,451,641
Accrued interest                                      94,405           125,026
Accounts payable:
     General Partners                                116,516           109,779
     Other                                           221,997           290,428
Deposits due to lessees                                    -            75,340
Unearned operating lease income                      314,895           396,749
                                             ----------------  ----------------
Total liabilities                                  7,866,874        12,448,963

Partners' capital:
     General Partners                                118,236            97,750
     Limited Partners                             24,373,745        29,354,165
                                             ----------------  ----------------
Total partners' capital                           24,491,981        29,451,915
                                             ----------------  ----------------
                                                 $32,358,855       $41,900,878
                                             ================  ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                             Nine Months Ended                   Three Months Ended
                                               September 30,                        September 30,
                                               -------------                        -------------
                                          1996              1995               1996              1995
                                          ----              ----               ----              ----
Revenues:
Lease income:

   Operating                            $7,580,444        $10,053,626         $2,472,318        $3,174,319
   Direct financing                        339,307            426,288            104,253           142,849
   Leveraged                                63,773             55,299             21,258           20,206
   Gain on sales of assets                 902,477            658,290            720,598           578,322
Other                                          993              1,952              1,185               453
Interest income                             41,678             27,335             15,864            14,124
                                    ---------------   ----------------   ----------------  ----------------
                                         8,928,672         11,222,790          3,335,476         3,930,273
                                    ---------------   ----------------   ----------------  ----------------
Expenses:
Depreciation                             5,507,064          6,917,890          1,705,699         2,257,693
Interest expense                           516,778            823,717            126,999           264,769
Management fees                            537,724            790,705            164,227           299,836
Administrative cost reimbursements         181,917            205,296             72,993            69,794
Professional fees                           35,266             52,591             13,662             9,833
Provision for losses                        90,212            112,195             34,330            39,303
Taxes                                       47,579             14,685               (399)             (110)
Other                                       61,163             65,310             22,462            15,056
                                    ---------------   ----------------   ----------------  ----------------
                                         6,977,703          8,982,389          2,139,973         2,956,174
                                    ---------------   ----------------   ----------------  ----------------
Income before extraordinary item         1,950,969          2,240,401          1,195,503           974,099
Extraordinary gain on early
   extinguishment of debt                   97,608                  -             97,608                 -
                                    ---------------   ----------------   ----------------  ----------------
Net income                              $2,048,577         $2,240,401         $1,293,111          $974,099
                                    ===============   ================   ================  ================
Net income:
     General Partners                      $20,486            $22,404            $12,931            $9,741
     Limited Partners                    2,028,091          2,217,997          1,280,180           964,358
                                    ---------------   ----------------   ----------------  ----------------
                                        $2,048,577         $2,240,401         $1,293,111          $974,099
                                    ===============   ================   ================  ================
Income before extraordinary item
   per limited partnership unit              $0.26              $0.30              $0.16             $0.13
Extraordinary gain on early
   extinguishment of  debt per
   limited partnership unit                   0.01                  -               0.01                 -
                                    ---------------   ----------------   ----------------  ----------------
Net income per limited partnership
   unit                                      $0.27              $0.30              $0.17             $0.13
                                    ===============   ================   ================  ================
Weighted average number of units
   outstanding                           7,377,151          7,381,134          7,376,284         7,381,134
                                    ===============   ================   ================  ================

                             See accompanying notes
                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                                   Limited Partners               General
                                              Units             Amount            Partners            Total

Balance December 31, 1995                      7,378,884       $29,354,165            $97,750       $29,451,915
Repurchase of limited partnership units          (2,600)            (8,608)                              (8,608)
Distributions to limited partners                               (6,999,903)                          (6,999,903)
Net income                                                       2,028,091             20,486         2,048,577
                                         ---------------   ----------------   ----------------  ----------------
Balance September 30, 1996                    7,376,284        $24,373,745           $118,236       $24,491,981
                                         ===============   ================   ================  ================










                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)


                                                       Nine Months Ended                   Three Months Ended
                                                         September 30,                        September 30,
                                                         -------------                        -------------
                                                    1996              1995               1996              1995
                                                    ----              ----               ----              ----
Operating activities:
Net income                                         $2,048,577         $2,240,401         $1,293,111          $974,099

Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation                                   5,507,064          6,917,890          1,705,699         2,257,693
     Leveraged lease income                           (50,106)           (40,931)           (17,214)          (15,395)
     Gain on sales of assets                         (902,477)          (658,290)          (720,598)         (578,322)
     Provision for losses                              90,212            112,195             34,330            39,303
     Extraordinary gain on early extinguishment
        of non-recourse debt                          (97,608)                 -            (97,608)                -
Changes in operating assets and liabilities:
   Accounts receivable                                148,964           (277,009)          (120,258)         (113,503)
   Accounts payable, General Partner                    6,737            154,868             (4,479)           20,038
   Accounts payable, other                            (68,431)          (409,373)            24,483          (423,099)
   Accrued interest                                   (30,621)           (38,597)             7,812            36,860
   Deposits due to lessees                            (75,340)                 -            (75,340)                -
   Unearned operating lease income                    (81,854)           (66,541)          (177,352)         (256,324)
                                               ---------------   ----------------   ----------------  ----------------
Net cash provided by operations                     6,495,117          7,934,613          1,852,586         1,941,350
                                               ---------------   ----------------   ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                    3,670,704          1,732,899          2,644,955         1,292,586
Reduction in net investment in direct
   financing leases                                 1,193,581          1,142,545            325,976           380,096
Purchases of equipment on direct finance
   leases                                            (120,000)          (139,600)                 -          (139,600)
Purchase of equipment on operating leases                   -           (117,744)                 -           (37,244)
Principal payments received on notes
   receivable                                          33,646             33,645             11,215            11,215
                                               ---------------   ----------------   ----------------  ----------------
Net cash provided by investing
   activities                                       4,777,931          2,651,745          2,982,146         1,507,053
                                               ---------------   ----------------   ----------------  ----------------

                     ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)


                                                       Nine Months Ended                   Three Months Ended
                                                         September 30,                        September 30,
                                                         -------------                        -------------
                                                    1996              1995               1996              1995
                                                    ----              ----               ----              ----
Financing activities:
Repayments of non-recourse debt                    (4,234,972)        (2,995,160)        (1,840,698)       (1,204,556)
Repurchases of units                                   (8,608)                 -                  -                 -
Distributions to limited partners                  (6,999,903)        (7,754,621)        (2,212,106)       (2,582,817)
                                               ---------------   ----------------   ----------------  ----------------

Net cash used in financing activities             (11,243,483)       (10,749,781)        (4,052,804)       (3,787,373)
                                               ---------------   ----------------   ----------------  ----------------
Net increase (decrease) in cash and cash
   equivalents                                         29,565           (163,423)           781,928          (338,970)
Cash and cash equivalents at beginning
   of period                                        1,874,774          1,566,318          1,122,411         1,741,865
                                               ---------------   ----------------   ----------------  ----------------

Cash and cash equivalents at end of period         $1,904,339         $1,402,895         $1,904,339        $1,402,895
                                               ===============   ================   ================  ================

Supplemental disclosures of cash flow
   information:

Cash paid for interest                               $516,778           $823,717           $126,999          $264,769
                                               ===============   ================   ================  ================

Supplemental schedule of non-cash transactions:

Gain on extinguishment of non-recourse debt           $97,608                               $97,608
                                               ===============                      ================

                                                     See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


1.  Interim financial statements:

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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                              Expense or          Reclass-
                                       December 31,                          Amortization       ifications &      September 30,
                                           1995             Additions          of Leases        Dispositions          1996
                                           ----             ---------          ---------       --------------         ----
Net investment in operating
   leases                                  $32,622,297                          ($5,455,574)       ($2,009,732)      $25,156,991
Net investment in direct
   financing leases                          5,254,109          $120,000         (1,193,581)           (82,031)        4,098,497
Net investment in leveraged
   leases                                    1,623,406                 -             50,106           (814,108)          859,404
Equipment held for sale or lease               432,348                 -            (51,490)          (295,454)           85,404
Reserve for losses                            (824,368)          (90,212)                 -            433,098          (481,482)
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                           $39,107,792           $29,788        ($6,650,539)       ($2,768,227)      $29,718,814
                                     ==================   ===============   ================   ================  ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1996 and as of September 30, 1996.

                                       December 31,           --------------- Dispositions ---------------        September 30,
                                           1995            1st Quarter        2nd Quarter        3rd Quarter          1996
                                           ----            -----------        -----------        -----------          ----
Mining                                     $18,592,029                            ($114,492)                         $18,477,537
Manufacturing                               12,773,604                                    -                           12,773,604
Transportation                               7,777,179                                    -                            7,777,179
Aircraft                                     5,275,000                                    -                            5,275,000
Utilities                                    3,946,886                             (225,066)                           3,721,820
Printing                                     3,454,353                                    -                            3,454,353
Materials handling                           3,987,085         ($347,028)                 -       ($1,183,278)         2,456,779
Food processing                              2,438,524                 -                  -                 -          2,438,524
Other                                          345,815                 -                  -                 -            345,815
Medical                                      2,155,489        (1,887,374)                 -                 -            268,115
Communications                                 290,175                 -                  -           (280,119)           10,056
Furniture and fixtures                       2,041,222                 -                  -         (2,041,222)                -
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                            63,077,361        (2,234,402)          (339,558)        (3,504,619)       56,998,782
Less accumulated
   depreciation                            (30,455,064)         (114,018)        (1,573,396)           300,687       (31,841,791)
                                     ------------------   ---------------   ----------------   ----------------  ----------------

                                           $32,622,297       ($2,348,420)       ($1,912,954)       ($3,203,932)      $25,156,991
                                     ==================   ===============   ================   ================  ================


                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                                          Direct
                                                    Operating            Financing            Total
                                                    ---------            ---------            -----
       Three months ending December 31, 1996        $2,374,356           $512,260         $2,886,616
               Year ending December 31, 1997         7,178,050          1,333,179          8,511,229
                                        1998         4,324,264          1,099,859          5,424,123
                                        1999           816,880            546,039          1,362,919
                                        2000                 -            144,416            144,416
                                  Thereafter                 -             41,714             41,714
                                                ---------------   ----------------   ----------------
                                                   $14,693,550         $3,677,467        $18,371,017
                                                ===============   ================   ================


3. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased or financed with the proceeds of the particular notes. Interest rates on the notes vary from 8% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1996 are as follows:

                                                   Principal          Interest             Total
                                                   ---------          --------             -----
      Three months ending December 31, 1996         $1,059,012           $151,836         $1,210,848
              Year ending December 31, 1997          3,426,683            370,908          3,797,591
                                       1998          2,219,659            136,631          2,356,290
                                       1999            356,416             22,120            378,536
                                       2000             57,291              2,374             59,665
                                                ---------------   ----------------   ----------------
                                                    $7,119,061           $683,869         $7,802,930
                                                ===============   ================   ================


4.  Commitments, management and report of fees:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and management of the Partnership.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $790,705 in 1995 and $537,724 in 1996, pursuant to the Agreement of Limited Partnership.

The amounts above are gross amounts incurred by the General Partners and/or Affiliates, including commissions to broker dealers for the sales of Partnership Units.


5.  Line of credit:

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


6.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under Financial Accounting Standards Board Statement No. 121 (FAS 121), the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

Assets and liabilities related to the lease transaction were as follows as of December 31, 1995:

Assets at cost                                                       $2,041,222
Accumulated depreciation                                               (780,765)
                                                                ----------------
Book value of lease assets                                            1,260,457
Deposits from lessee                                                    (75,340)
Non-recourse debt                                                    (1,051,398)
                                                                ----------------

Net assets included in the Partnership's balance sheet as of
   December 31, 1995 before provision for impairment                    133,719

Reserve for impairment                                                 (471,906)
                                                                ----------------
Excess of non-recourse debt over net assets                           ($338,187)
                                                                ================

On July 19, 1996, the assets subject to the lease were purchased by a third party. As part of the purchase and transaction restructure, the related non-recourse debt was extinguished by the lender and the Partnership received a small amount of cash proceeds. The sale resulted in a gain on the sale of the assets and a gain on the extinguishment of the related non-recourse debt. The following summarizes this transaction:

Assets at cost                                                       $2,041,222
Accumulated depreciation at June 30, 1996                              (954,271)
                                                                ----------------
Book value of lease assets at June 30, 1996                           1,086,951
Reserve for impairment                                                 (471,906)
                                                                ----------------
Carrying value at June 30, 1996                                         615,045
Deposits from lessee retained by Partnership                            (75,340)
                                                                ----------------
Excess of carrying value over deposits from lessee                      539,705
Gross sales proceeds                                                    957,680
                                                                ----------------
Gain on sale of assets                                                 $417,975
                                                                ================

Non-recourse debt                                                    $1,051,398
Gross sales proceeds used to extinguish non-recourse debt              (953,790)
                                                                ----------------
Extraordinary gain on extinguishment of debt                            $97,608
                                                                ================

Gross sales proceeds                                                   $957,680
Gross sales proceeds used to extinguish non-recourse debt              (953,790)
                                                                ----------------
Net cash proceeds to Partnership                                         $3,890
                                                                ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the third quarter of 1996, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

In the event the Partnership's reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of September 30, 1996, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at September 30, 1996 was approximately $7,119,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender for a lessee default will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1996, there were no such commitments.

The Partnership made distributions of cash from 1996 first quarter operations in February, March and April 1996. The Partnership made distributions of cash from 1996 second quarter operations in May, June and July 1996. The Partnership made distributions of cash from 1996 third quarter operations in August, September and October 1996.

Distributions were made to the limited partners as follows:

                                                                                                                   Annualized
                               Month in which distribution                    Amount of distribution per           distribution
                                         was made                             Limited Partnership Unit                rate

Monthly distributions:                   February                                        $0.11667                    14.00%
                                           March                                         $0.11667                    14.00%
                                           April                                         $0.08333                    10.00%
                                            May                                          $0.10000                    12.00%
                                           June                                          $0.10000                    12.00%
                                           July                                          $0.10000                    12.00%
                                          August                                         $0.10000                    12.00%
                                         September                                       $0.10000                    12.00%
                                          October                                        $0.10000                    12.00%

Quarterly distributions:                   April                                         $0.31667                    12.67%
                                           July                                          $0.30000                    12.00%
                                          October                                        $0.30000                    12.00%

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel, as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

1996 vs. 1995 - nine months

During the nine month period ended September 30, 1995, the Partnership's primary source of cash was lease rents.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets. Proceeds from sales of assets increased by $1,937,805 compared to 1995. Asset sales have increased as more leases matured and the related assets were subsequently sold. Asset sales are not expected to be consistent from one period to another.

In 1996 and 1995, there were no financing sources of cash.


1996 vs. 1995 - three months

During the third quarter, the Partnership's primary source of cash was lease rents.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets as noted above for the nine month period.

In 1996 and 1995, there were no financing sources of cash.


Results of Operations

Operations in the third quarter of 1996 resulted in net income of $1,393,111 compared to $974,099 in 1995. Net income for the first nine months of 1996 was $2,048,577 compared to $2,240,401 in 1995.

1996 vs. 1995

Nine months:

Operating lease revenues decreased by $2,473,182 compared to 1995 and depreciation expense decreased by $1,310,826. Both of these decreases are due to the terminations of operating leases over the last year and the subsequent sales of the related assets.

Effective January 1, 1996, the Partnership suspended the recognition of income under its lease with Barney's, Inc. The non-recourse debt related to this transaction was also put in a non-accrual status, that is, interest expense was no longer accrued. In July 1996, the underlying assets were sold to an unrelated third party and the related debt was extinguished as a part of the transaction. The Partnership recorded a gain on the sale of the assets of $417,925. The sale resulted in the debt being extinguished for less than its carrying amount, resulting in an extraordinary gain of $97,608.

The non-accrual of lease revenues on the Barney's lease contributed about $321,000 to the decline in operating lease revenues over the nine month period.

Interest expense has decreased due to both the scheduled and non-scheduled (Barney's, Inc.) reductions of debt balances in the nine month period.

Management fees are based on the Partnership's revenues and its distributions to its Limited Partners. Both lease revenues and distributions to Limited Partners decreased compared to 1995. These decreases resulted in a decrease in management fees of approximately $253,000.

Three months:

Operating lease revenues decreased by $702,001 compared to 1995. Direct financing lease revenues decreased $38,596 compared to 1995. These decreases resulted from the same factors discussed above relating to the none month period. Gains or losses on equipment sales have fluctuated significantly for the reasons noted above.

Depreciation expense decreased by $551,994 from 1995 to 1996 for the three month periods. This decrease resulted from the factors discussed above as they related to the nine month period. Management fees also decreased due to the factors noted above relating to the nine month period.

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

Item 5.                     OTHER INFORMATION.

                              Inapplicable.

Item 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

                        (a) Documents filed as a part of this report
                          1.  Financial Statements
                              Included in Part I of this report:

                              Balance  Sheets,  September  30, 1996 and December
31, 1995.

                              Income statements for the nine and three month periods ended September 30, 1996 and 1995.

                              Statement of changes in partners' capital for the nine month period ended September 30, 1996.

                              Statements of cash flows for the nine and three month periods ended September 30, 1996 and 1995.

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

Date:
     November 11, 1996

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                                 By:  /s/   A. J. BATT
                                     ------------------------------------------
                                     A. J. Batt
                                     General Partner of registrant



                                 By:  /s/  DEAN L. CASH
                                     ------------------------------------------
                                     Dean L. Cash
                                     General Partner of registrant



                                 By:   /s/ F. RANDALL BIGONY
                                     ------------------------------------------
                                     F. RANDALL BIGONY
                                     Principal financial officer
                                     of registrant



                                 By:   /s/ DONALD E.  CARPENTER
                                     -------------------------------------------
                                     Donald E.  Carpenter,
                                     Principal accounting
                                     officer of registrant