Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1997-03-28
CIK 856123

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                               For the Year Ended December 31, 1996

                                       OR

                         |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                               ----

                        Commission File number 000-19160

                      ATEL Cash Distribution Fund III, L.P.

        California                                                94-3100855
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800

        Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Partnership
                                                            Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
                                  Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       |X|

                                     PART I

Item 1.  BUSINESS

General Development of Business

ATEL Cash Distribution Fund III, L.P. (the Partnership), was formed under the laws of the State of California in September 1989. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership conducted a public offering of 5,000,000 units of Limited Partnership Interest (Units) (which was increased to 7,500,000 Units at the option of the General Partners), at a price of $10 per Unit which terminated on January 3, 1992. As of that date, the Partnership had sold an aggregate of 7,385,584 Units for a total capitalization of $73,855,840.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 1999 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partner that no more than 30% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intends to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 1999.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1996, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

The General Partners will seek to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period. No single lessee accounted for 10% or more of the Partnership's lease revenues during 1996.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depend on various factors (many of which are not in the control of the General Partners or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1996, the Partnership has disposed of certain leased assets as set forth below:

                                                                                                       Excess of
       Type of                    Original Equipment Cost,                                             Rents Over
      Equipment                  Excluding Acquisition Fees        Sale Price                          Expenses *
      ---------                  --------------------------        ----------                          ----------
Construction                       $5,067,341                         $1,804,230                          $4,948,930
Data processing                     5,009,495                          3,079,563                           4,163,165
Materials handling                  4,647,675                          1,638,504                           4,682,067
Mining                              4,173,051                          4,566,777                             575,556
Food processing                     3,791,002                          1,400,000                           4,000,050
Transportation                      3,599,822                          1,461,908                           3,938,386
Point-of-sale                       3,244,648                          1,048,437                           3,613,688
Commercial aircraft                 2,405,081                          1,656,694                             226,541
Furniture & fixtures                2,041,222                          1,033,020                             963,935
Earth moving                          560,232                            295,000                             427,663
Other                                 389,933                            172,170                             284,505
                               ---------------                   ----------------                   -----------------
                                  $34,929,502                        $18,156,303                         $27,824,486
                               ===============                   ================                   =================

* Includes only those expenses directly related to the production of the related rents.
Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                                  Purchase price excluding   Percentage of total
         Asset types                   acquisition fees         acquisitions
         -----------                   ----------------         ------------
Earth moving                              $24,102,343                    24.19%
Mining                                     10,018,844                    10.06%
Over-the-road tractors and trailers         9,009,547                     9.04%
Other                                       8,342,298                     8.37%
Aircraft                                    7,571,020                     7.60%
Material handling                           7,355,483                     7.38%
Point-of-sale                               6,343,897                     6.37%
Food processing                             5,947,041                     5.97%
Furniture, fixtures and equipment           4,874,797                     4.89%
Utility                                     4,854,844                     4.87%
Chemicals manufacturing                     4,504,918                     4.52%
Printing                                    3,756,764                     3.77%
Medical                                     2,155,489                     2.16%
Railroad locomotives                          792,657                     0.81%
                                      ----------------        -----------------
                                          $99,629,942                   100.00%
                                      ================        =================

                                  Purchase price excluding   Percentage of total
  Industry of lessee                  acquisition fees          acquisitions
                                      ----------------          ------------
Mining, coal                              $30,687,214                    30.80%
Foods & food processing                     9,321,102                     9.36%
Manufacturing of auto/truck parts           7,455,451                     7.48%
Retail, general                             6,834,152                     6.86%
Utilities                                   5,696,857                     5.72%
Manufacturing, medical instruments          5,275,000                     5.29%
Manufacturing, other                        5,095,798                     5.11%
Transportation, trucking                    4,896,425                     4.91%
Chemicals                                   4,384,918                     4.40%
Printing                                    3,756,764                     3.77%
Insurance                                   2,833,575                     2.84%
Mining, metals                              2,591,961                     2.60%
Transportation, commercial air              2,296,020                     2.30%
Medical                                     2,155,489                     2.16%
Retail, foods                               2,112,747                     2.12%
Retail, apparel                             2,041,222                     2.05%
Oil & gas                                     874,180                     0.88%
Transportation, rail                          792,657                     0.80%
Electronics                                   120,000                     0.12%
Primary metals                                408,410                     0.43%
                                      ----------------        -----------------
                                          $99,629,942                   100.00%
                                      ================        =================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and by the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1996, a total of 5,059 investors were record holders of Units in the Partnership.

Dividends

The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners shall have sole discretion in determining the amount of distributions; provided, however, that the General Partners will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1993; $1.30 in 1994 and 1995; $1.40 in 1996 and 1997
and $1.50 in 1998 and 1999. The reinvestment period ends December 31, 1999.

The rates for monthly distributions from 1996 operations were made monthly and quarterly. Per Unit monthly distributions were $0.11667in February and March 1996, $0.08333 in April 1996 and $0.10 in May through December 1996 and January 1997. Per Unit quarterly distributions were $0.31667 in April 1996, $0.30 in July and October 1996 and in January 1997. Total distributions were $1.21667 per Unit Distributions were from cash flows from operations and sales proceeds in 1996.

The rates for monthly distributions from 1995 operations were $.11667 per Unit for monthly distributions made from February through December 1995 and in January 1996. The rates for quarterly distributions made in April, July and October 1995 and in January 1996 were $.35 per Unit. Total distributions were $1.40 per Unit. Distributions were from cash flows from operations and sales proceeds in 1995.

The rates for monthly distributions from 1994 operations were $.11667 per Unit for monthly distributions made from February through December 1994 and in January 1995. The rates for quarterly distributions made in April, July and October 1994 and in January 1995 were $.35 per Unit. Total distributions were $1.40 per Unit. Distributions were from cash flows from operations in 1994.

The following table presents summarized information regarding distributions to Limited Partners:

                                                    1996              1995              1994              1993             1992
                                                    ----              ----              ----              ----             ----
Distributions of net income                            $0.38             $0.27             $0.23             $0.25            $0.47
Return of investment                                    0.87              1.13              1.15              1.05             0.78
                                             ----------------  ---------------- ----------------- ----------------- ----------------
Distributions per unit                                  1.25              1.40              1.38              1.30             1.25
Differences due to timing of distributions             (0.03)                -              0.02                 -             0.05
                                             ----------------  ---------------- ----------------- ----------------- ----------------
Nominal distribution rates from above                  $1.22             $1.40             $1.40             $1.30            $1.30
                                             ================  ================ ================= ================= ================

Commencing in 1991, Limited Partners may elect to receive distributions on a monthly basis. Owners of 2,000 or more units may make the election without charge. Owners of less than 2,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                    1996              1995              1994              1993             1992
                                                    ----              ----              ----              ----             ----
Gross Revenues                                    $11,709,770       $14,332,795       $14,368,274       $13,829,714      $13,915,468
Net income                                         $2,851,478        $2,032,662        $1,688,646        $1,871,587       $3,522,915
Weighted average Limited Partner Units
   (Units) outstanding                              7,376,934         7,378,884         7,379,447         7,383,634        7,384,530
Net income per Unit, based on
   weighted average Units outstanding                   $0.38             $0.27             $0.23             $0.25            $0.47
Distributions per Unit, based on
   weighted average Units outstanding                   $1.25             $1.40             $1.38             $1.30            $1.25
Total Assets                                      $29,791,041       $41,900,878       $54,727,541       $67,533,367      $66,760,353
Total Non-recourse Debt                            $6,068,326       $11,451,641       $15,675,776       $19,783,538       $9,500,907
Total Partners' Capital                           $23,081,480       $29,451,915       $37,757,442       $46,279,817      $54,024,631

In 1996, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1997. As of December 31, 1996 the Partnership had no borrowings under this line of credit and the remaining availability was $38,857,117.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

At December 31, 1996, there were no commitments to purchase additional lease assets.

As of December 31, 1996, cash balances consisted of working capital and $1,447,854 reserved for distributions in January 1997.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of December 31, 1996, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at December 31, 1996 was $6,068,326. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. Through December 31, 1996, debt proceeds were approximately 40% of the aggregate cost of equipment acquired by the Partnership. The Agreement of Limited Partnership limits the amount of additional debt that the Partnership may incur at any point in time. The
Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1990. See Items 5 and 6 of this report for additional information regarding the distributions.

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

A number of the Partnership's leases are scheduled to terminate in 1997. If they are terminated as scheduled, gross lease rents from operating leases are expected to decrease by $2,905,700 (from $9,980,700 in 1996 to $7,075,000 in
1997). Depreciation expense related to operating leases is also expected to decrease. Cash flows from direct financing leases are expected to decrease by about $712,000 (from $2,045,000 in 1996 to $1,333,000 in 1997).

                  1996 vs. 1995

Cash flows from operations decreased by approximately $1,900,000. This decrease resulted primarily from decreased operating lease rents ($2,709,574). This was partially offset by decreased interest expense ($434,373). Operating lease rents remain the Partnership's most significant source of cash flows.

Cash flows from investing activities increased by about $2,400,000. Most of this increase (about $2,058,000) resulted from increased sales of lease assets. The primary sources of cash from investing activities are proceeds from sales of assets and rents from direct financing leases. Such direct financing lease rents increased by about $112,000 compared to 1995.

There were no financing sources of cash in 1996.

                  1995 vs. 1994

Rents from operating leases were the Partnership's primary source of cash from operations in 1995. Cash flows from operations decreased by approximately $1,068,000. Of this amount, $790,000 was due to decreased lease revenues. The remainder is due to the increase in the Partnership's receivables at the end of 1995 compared to the end of 1994. This is the result of differences in the timing of collections of such receivables at the end of the year compared to 1994.

Cash flows from investing activities increased by $3,102,000 compared to 1994. Proceeds from the sales of lease assets were the largest source of such cash flows. Such proceeds increased from $682,595 in 1994 to $3,276,705 in 1995. The other major source of cash from investing activities was lease rents from direct financing leases accounted for as reductions in the Partnership's net investment in direct financing leases.

In 1995, the Partnership's only source of cash from financing activities was $1,225,652 in proceeds from non-recourse debt.


Results of Operations

As of March 1, 1990, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Operations resulted in net income of $1,087,302 in 1991, $3,522,915 in 1992, $1,871,587 in 1993, $1,688,646 in 1994, $2,032,662 in 1995 and
$2,851,478 in 1996.

As of December 31, 1996, 19% (28% in 1995 and 30% in 1994) of the Partnership's lease assets (based on equipment cost) was leased to lessees in the mining industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

                  1996 vs. 1995

Net income increased from $2,032,662 in 1995 to $2,851,478 in 1996. The increase resulted from a number of factors. Operating lease rents decreased by $2,709,574 compared to 1995, but this was largely offset by the resulting decrease in depreciation expense ($1,985,825) on those assets. Of this decline in operating lease revenues, approximately $428,000 was due to the 1996 default of Barney's, Inc. (Barney's), one of the Partnership's lessees, as further described below.

The most significant changes in expenses were the reductions in interest expense ($434,373) and in the Partnership's provision for losses and impairments ($708,527). The 1995 provision included $471,906 relating to the default of Barney's. There were no similar defaults in 1996. Interest expense declined due to scheduled debt payments and due to the early extinguishment of the non-recourse debt on the Barney's lease assets.

Gains on sales of assets increased by $189,692 compared to 1995. Included in the 1996 gains was $417,975 realized on the sale of the Barney's lease assets in July 1996. The sale also relieved the Partnership of the related non-recourse debt and resulted in an extraordinary gain on the early extinguishment of that debt in the amount of $97,608.

Management fees have decreased by $178,059. This decrease is related to the decrease in lease revenues and to the decrease in distributions to the limited partners.

                  1995 vs. 1994

In 1995, net income increased to $2,032,662 compared to $1,688,646 in 1994.

In 1995, revenues from operating leases decreased by $612,086. The decrease was the result of scheduled lease terminations and subsequent sales of the underlying assets. Revenues from direct financing leases decreased by $156,874. This decrease was due to the use of the financing method of accounting for direct financing leases. Gross rents from direct financing leases (including the portion accounted for as a reduction of the Partnership's net investment in direct financing leases) actually increased by $44,791. These decreases in revenues were offset in 1995 by an increase in the amounts of gains recognized on the sales of lease assets. Such gains increased by $798,618 compared to 1994. In all, revenues declined by about 0.2% ($35,479) compared to 1994.

Depreciation expense decreased by $696,958 compared to 1994. The decrease was the result of scheduled operating lease terminations and asset sales as noted above. Interest expense declined as non-recourse debt balances were reduced through scheduled debt payments.

In January 1996, Barney's, Inc. (Barney's), one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction had been financed primarily with non-recourse debt. In addition, the Partnership held certain deposits which it ultimately retained.

The following table summarizes the cash flows relating to the lease transaction with Barney's through December 31, 1995:

Purchase of lease assets, at cost                                   ($2,041,222)
Rents received and retained by the Partnership                          752,853
Non-recourse debt proceeds received by the Partnership                1,225,652
                                                                ----------------
                                                                        (62,717)
Deposits received from lessee which were retained by
   the Partnership                                                       75,340
                                                                ----------------
Net cash flows                                                          $12,623
                                                                ================

Effective January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement Number 121 (FAS 121). As a result, the Partnership established a reserve for the impairment of the value of assets leased to Barney's in the amount of $471,906. Of this amount, $338,187 related to the adoption of FAS 121. See Note 9 to the financial statements included as Item 8 of Part I of this report for additional information regarding the reserve.

The reserve related to Barney's constitutes the majority of the Partnership's provision for losses and impairments. Reserves for losses were first established in the fourth quarter of 1994. The amounts provided, exclusive of the amounts related to Barney's, increased over 1994. Provisions for losses and impairments were made in one quarter in 1994 and were made in all four quarters in 1995.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund III, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund III, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund III, L.P. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP
San Francisco, California
February 7, 1997

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                      1996             1995
                                                      ----             ----
Cash and cash equivalents                           $2,766,552       $1,874,774

Accounts receivable                                    821,480          873,451

Notes receivable                                             -           44,861

Investments in equipment and leases                 26,203,009       39,107,792
                                              ----------------- ----------------
Total assets                                       $29,791,041      $41,900,878
                                              ================= ================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                   $6,068,326      $11,451,641

Accrued interest                                        60,162         125,026

Accounts payable:
     General Partners                                  107,589          109,779
     Other                                             259,442          290,428

Deposits due to lessees                                      -           75,340

Unearned operating lease income                        214,042          396,749
                                              ----------------- ----------------
Total liabilities                                    6,709,561       12,448,963

Partners' capital:
     General Partners                                  126,265           97,750
     Limited Partners                               22,955,215       29,354,165
                                              ----------------- ----------------
Total partners' capital                             23,081,480       29,451,915
                                              ----------------- ----------------
Total liabilities and partners' capital            $29,791,041      $41,900,878
                                              ================= ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                            1996              1995             1994
                                                                            ----              ----             ----
Revenues:
Leasing activities:
     Operating leases                                                    $9,980,709       $12,690,283      $13,302,369
     Direct financing leases                                                434,019           563,519          720,393
     Leveraged leases                                                        85,030            75,505           96,282
     Gain (loss) on sale of equipment                                     1,143,807           954,115          155,497
Other                                                                        11,520             3,672           49,985
Interest income                                                              54,685            45,701           43,748
                                                                   ----------------- ----------------- ----------------
                                                                         11,709,770        14,332,795       14,368,274
                                                                   ----------------- ----------------- ----------------

Expenses:
Depreciation                                                              7,051,625         9,037,450        9,734,408
Interest expense                                                            630,450         1,064,823        1,395,276
Equipment and incentive management fees to General Partner                  722,425           900,484          999,086
Provision for losses and impairments                                        118,023           826,550           36,626
Administrative cost reimbursements to General Partner                       245,242           300,952          340,269
Professional fees                                                            38,522            59,237           60,552
Other                                                                       149,613           110,637          113,411
                                                                   ----------------- ----------------- ----------------
                                                                          8,955,900        12,300,133       12,679,628
                                                                   ----------------- ----------------- ----------------
Income before extraordinary item                                          2,753,870         2,032,662        1,688,646
Extraordinary gain on early extinguishment of debt                           97,608                 -                -
                                                                   ----------------- ----------------- ----------------
Net income                                                               $2,851,478        $2,032,662       $1,688,646
                                                                   ================= ================= ================

Net income:
     General Partners                                                       $28,515           $20,327          $16,886
     Limited Partners                                                     2,822,963         2,012,335        1,671,760
                                                                   ----------------- ----------------- ----------------
                                                                         $2,851,478        $2,032,662       $1,688,646
                                                                   ================= ================= ================

Income before extraordinary item per limited partnership unit                 $0.37             $0.27            $0.23
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                            0.01                 -                -
                                                                   ----------------- ----------------- ----------------
Net income per Limited Partnership unit                                       $0.38             $0.27            $0.23
                                                                   ================= ================= ================

Weighted average number of units outstanding                              7,376,934         7,378,884        7,379,447



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      Limited Partners               General
                                                                   Units            Amount           Partners           Total
                                                                   -----            ------           --------           -----
Balance December 31, 1993                                         7,381,134       $46,219,280           $60,537      $46,279,817

Repurchases of Limited Partnership Units                             (2,250)           (9,536)                            (9,536)
Distributions to limited partners ($1.38  per Unit)                               (10,201,485)                       (10,201,485)
Net income                                                                          1,671,760            16,886        1,688,646
                                                            ---------------- ----------------- ----------------- ----------------
Balance December 31, 1994                                         7,378,884        37,680,019            77,423       37,757,442

Distributions to limited partners ($1.40  per Unit)                               (10,338,189)                       (10,338,189)
Net income                                                                          2,012,335            20,327        2,032,662
                                                            ---------------- ----------------- ----------------- ----------------
Balance December 31, 1995                                         7,378,884        29,354,165            97,750       29,451,915

Distributions to limited partners ($1.25  per Unit)                                (9,213,305)                        (9,213,305)
Repurchases of Limited Partnership Units                             (2,600)           (8,608)                            (8,608)
Net income                                                                          2,822,963            28,515        2,851,478
                                                            ---------------- ----------------- ----------------- ----------------
Balance December 31, 1996                                         7,376,284       $22,955,215          $126,265      $23,081,480
                                                            ================ ================= ================= ================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                        1996              1995             1994
                                                                                        ----              ----             ----
Operating activities:
Net income                                                                            $2,851,478       $2,032,662        $1,688,646
  Adjustment  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation                                                                      7,051,625        9,037,450         9,734,408
     Gain on sales of equipment                                                       (1,143,807)        (954,115)         (155,497)
     Income from investment in leveraged leases                                          (85,030)         (75,505)          (96,282)
     Provision for losses and impairments                                                118,023          826,550            36,626
     Extraordinary gain on early extinguishment of debt                                  (97,608)               -                 -
     Changes in operating assets and liabilities:
        Accounts receivable                                                               51,971         (281,673)          323,788
        Notes receivable                                                                  44,861           44,860            44,861
        Accounts payable, General Partner                                                 (2,190)         (35,188)         (123,323)
        Accounts payable, other                                                          (30,986)        (156,200)         (109,028)
        Accrued interest                                                                 (64,864)         (58,637)          (59,881)
        Deposits due to lessees                                                          (75,340)               -            75,340
        Unearned operating lease income                                                 (182,707)         (46,976)           41,203
                                                                                ----------------- ----------------- ----------------
Net cash provided by operating activities                                              8,435,426        10,333,228       11,400,861

Investing activities:
Proceeds from sales of lease assets                                                    5,335,135         3,276,705          682,595
Reductions of net investment in direct financing leases                                1,611,128         1,499,011        1,297,346
Reductions of net investment in leveraged leases                                          17,709            19,180           20,185
Investments in equipment on direct financing leases                                            -          (139,600)        (490,255)
Purchases of equipment on operating leases                                                     -          (117,744)               -
Investments in leveraged leases                                                                -                 -          (73,939)
                                                                                ----------------- ----------------- ----------------
Net cash provided by investing activities                                              6,963,972         4,537,552        1,435,932

Financing activities:
Distributions to limited partners                                                     (9,213,305)      (10,338,189)     (10,201,485)
Repayments of non-recourse debt                                                       (5,285,707)       (5,449,787)      (4,107,762)
Repurchase of limited partner units                                                       (8,608)                -           (9,536)
Proceeds from non-recourse debt                                                                -         1,225,652                -
Borrowings under lines of credit                                                               -                 -        1,044,138
Repayments of borrowings under lines of credit                                                 -                 -       (1,044,138)
                                                                                ----------------- ----------------- ----------------
Net cash used in financing activities                                                (14,507,620)      (14,562,324)     (14,318,783)
                                                                                ----------------- ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                                     891,778           308,456       (1,481,990)
Cash and cash equivalents at beginning of period                                       1,874,774        $1,566,318        3,048,308
                                                                                ----------------- ----------------- ----------------
Cash and cash equivalents at end of period                                            $2,766,552        $1,874,774       $1,566,318
                                                                                ================= ================= ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                      1996              1995             1994
                                                                                      ----              ----             ----

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                                  $695,314        $1,123,460       $1,455,157
                                                                                ================= ================= ================

Supplemental disclosure of non-cash transactions:

Operating lease assets reclassified to direct financing leases                          $674,771
Less accumulated depreciation                                                           (554,771)
                                                                                -----------------
                                                                                        $120,000
                                                                                =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  Organization and partnership matters:

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

The General Partners are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from two years to eight years and nine months.

Pursuant to the Limited Partnership Agreement, the General Partners receive compensation and reimbursements for services rendered on behalf of the Partnership (Note 5.) The General Partners are required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the life of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and the realization of residual values. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                     1996              1995
                                                     ----              ----
Financial statement basis of net assets
   and liabilities                                $23,081,480       $29,451,915
Tax basis of net assets and liabilities            19,194,869        20,011,995
                                             ----------------- -----------------
Difference                                         $3,886,611        $9,439,920
                                             ================= =================

The following  reconciles the net income reported in these financial  statements
to  the  income  (loss)  reported  on  the  Partnership's   federal  tax  return
(unaudited):

                                                     1996              1995
                                                     ----              ----
Net income per financial statements                $2,851,478        $2,032,662
Adjustment to depreciation expense                    610,802          (721,496)
Extraordinary gain on extinguishment of debt          (97,608)                -
Adjustments to revenues                             4,922,093         4,143,721
Provision for losses and impairments                  118,023           826,550
                                             ----------------- -----------------
Net income per federal tax return                  $8,404,788        $6,281,437
                                             ================= =================

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.


3.  Investments in equipment and leases:

As of December 31, 1996, the Partnership's investments in equipment and leases consist of the following:

                                                                                    Depreciation
                                                                                     Expense or         Reclass-
                                                                                       Lease         ifications or
                                                    1995            Additions       Amortization      Dispositions         1996
                                                    ----            ---------       ------------      ------------         ----
Net investment in operating leases               $32,622,297                         ($6,998,510)      ($3,769,987)     $21,853,800
Net investment in direct financing leases          5,254,109                          (1,611,128)           37,968        3,680,949
Net investment in leveraged leases                 1,623,406                              67,321          (933,073)         757,654
Assets held for lease or sale                        432,348                             (53,115)           40,665          419,898
Reserve for losses and impairments                  (824,368)        ($118,023)                -           433,099         (509,292)
                                             ----------------  ---------------- ----------------- ----------------- ----------------
                                                 $39,107,792         ($118,023)      ($8,595,432)      ($4,191,328)     $26,203,009
                                             ================  ================ ================= ================= ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                                     Balance                            Reclass-          Balance
                                                                  December 31,                       ifications or     December 31,
                                                                      1995           Additions        Dispositions         1996
                                                                      ----           ---------        ------------         ----
Mining                                                             $18,592,029                         ($1,094,121)     $17,497,908
Manufacturing                                                       12,773,604                          (2,629,098)      10,144,506
Aircraft                                                             5,275,000                                   -        5,275,000
Utilities                                                            3,946,886                                   -        3,946,886
Transportation                                                       7,777,179                          (3,853,371)       3,923,808
Printing                                                             3,454,353                                   -        3,454,353
Food processing                                                      2,438,524                                   -        2,438,524
Medical                                                              2,155,489                                   -        2,155,489
Materials handling                                                   3,987,085                          (2,028,692)       1,958,393
Communications                                                         290,175                                   -          290,175
Other                                                                  345,815                            (280,120)          65,695
Furniture, fixtures and equipment                                    2,041,222                          (2,041,222)               -
                                                               ---------------- ----------------- ----------------- ----------------
                                                                    63,077,361                         (11,926,624)      51,150,737
Less accumulated depreciation                                      (30,455,064)      ($6,998,510)        8,156,637      (29,296,937)
                                                               ---------------- ----------------- ----------------- ----------------
                                                                   $32,622,297       ($6,998,510)      ($3,769,987)     $21,853,800
                                                               ================ ================= ================= ================

Direct financing leases:

As of December 31, 1996, investment in direct financing leases consists of mining equipment, turbine generating units, and office furniture and fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996 and 1995.
                                                                                        1996              1995
                                                                                        ----              ----
Total minimum lease payments receivable                                                 $3,165,207        $5,070,206
Estimated residual values of leased equipment (unguaranteed)                             1,088,580         1,170,610
                                                                                  ----------------- -----------------
Investment in direct financing leases                                                    4,253,787         6,240,816
Less unearned income                                                                      (572,838)         (986,707)
                                                                                  ----------------- -----------------
Net investment in direct financing leases                                               $3,680,949        $5,254,109
                                                                                  ================= =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

Direct financing leases (continued):

At December 31, 1996, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                Year ending                          Direct
               December 31,      Operating         Financing          Total
               ------------      ---------         ---------          -----
                      1997       $7,074,996        $1,333,179        $8,408,175
                      1998        4,324,264         1,099,859         5,424,123
                      1999          816,880           546,039         1,362,919
                      2000                -           144,416           144,416
                      2001                -            23,837            23,837
                Thereafter                -            17,877            17,877
                            ----------------  ---------------- -----------------
                                $12,216,140        $3,165,207       $15,381,347
                            ================  ================ =================

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Equipment under leveraged leases consists of coal mining and processing equipment. The net investment in leveraged leases at December 31, 1996 and 1995 is as follows:

                                                    1996              1995
                                                    ----              ----
Aggregate rentals receivable                       $1,237,303        $2,364,193
Aggregate principal and interest payable
    on non-recourse loans                          (1,226,609)       (2,335,790)
Estimated residual value of leased assets             875,381         1,808,454
Less unearned income                                 (128,421)         (213,451)
                                             ----------------- -----------------
Net investment in leveraged leases                   $757,654        $1,623,406
                                             ================= =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


4.  Non-recourse debt:


At December 31, 1996 and 1995, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions of $6,068,326 and $11,451,641, respectively. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.8% to 11.2%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $11,427,583. The notes mature from 1997 through 2000.

Future minimum payments of non-recourse debt are as follows:

               Year ending
              December 31,      Principal         Interest           Total
              ------------      ---------         --------           -----
                      1997       $3,434,960          $370,908        $3,805,868
                      1998        2,219,659           136,631         2,356,290
                      1999          356,416            22,120           378,536
                      2000           57,291             2,374            59,665
                            ----------------  ---------------- -----------------
                                 $6,068,326          $532,033        $6,600,359
                            ================  ================ =================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The  General   Partners   and/or   Affiliates   earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows:

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1996, 1995 and 1994 were $722,425, $900,484 and $999,086, respectively.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the Corporate General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


5.  Related party transactions (continued):

and other costs based on utilization studies.

In 1996, 1995 and 1994, the Partnership reimbursed ATEL Financial Corporation $245,242, $300,952 and $340,269, respectively, for costs incurred in the administration of Partnership business.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.


6.  Partners' capital:

As of December 31, 1996, 7,376,284 Units were issued and outstanding (including the Units issued to the Initial Limited Partners.) The Partnership is authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to the 50 Units issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partners.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partners as Incentive Management Compensation.

     Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

     Third,   the  General   Partners  will  receive  as  Incentive   Management
Compensation, the following:

          (A)  10% of remaining Cash from Operations,

          (B) 15% of remaining Cash from Sales or Refinancing.

     Fourth, the balance to the Limited Partners.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1996, 1995 and 1994, 19%, 28% and 30%, respectively, of the Partnership's equipment was leased to lessees in the mining industry.


During 1996, 1995 and 1994, no customers comprised 10% or more of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1997. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.


The Partnership had no borrowings under the agreement during 1996.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1996. At December 31, 1996, $38,857,117 was available under this agreement.


9.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with Financial Accounting Standards Board Statement No. 121 (FAS 121) the Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under FAS 121, the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

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
                                                                ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


9.  Extraordinary gain on extinguishment of debt (continued):

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

Assets at cost                                                       $2,041,222
Accumulated depreciation at June 30, 1996                              (954,271)
                                                               -----------------
Book value of lease assets at June 30, 1996                           1,086,951
Reserve for impairment                                                 (471,906)
                                                               -----------------
Carrying value at June 30, 1996                                         615,045
Deposits from lessee retained by Partnership                            (75,340)
                                                               -----------------
Excess of carrying value over deposits from lessee                      539,705
Gross sales proceeds                                                    957,680
                                                               -----------------
Gain on sale of assets                                                 $417,975
                                                               =================

Non-recourse debt                                                    $1,051,398
Gross sales proceeds used to extinguish non-recourse debt              (953,790)
                                                               -----------------
Extraordinary gain on extinguishment of debt                            $97,608
                                                               =================

Gross sales proceeds                                                   $957,680
Gross sales proceeds used to extinguish non-recourse debt              (953,790)
                                                               -----------------
Net cash proceeds to Partnership                                         $3,890
                                                               =================


10.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $5,950,868.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the corporate General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash (the individual General Partners), and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their affiliates. The amount of such remuneration paid through December 31, 1991 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.


Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,016,305), to ATEL Securities Corporation, an affiliate of the General Partners . Of this amount, $6,455,378 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 1996 were $3,508,152, the maximum allowable amount.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at
Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners shall be entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See
Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partners shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partners or their affiliates have and will maintain adequate staff to render such services to the
Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partners or their affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partners or their affiliates are compensated for rendering equipment management services.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in Item 8 of this report for the amounts allocated to the general and Limited Partners in 1994, 1995 and 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:

(1)                   (2)                         (3)                   (4)
                      Name and Address of         Amount and Nature of  Percent
Title of Class        Beneficial Owner            Beneficial Ownership  of Class

Limited Partnership   A. J. Batt                  Initial Limited       0.0007%
   Units              235 Pine Street, 6th Floor  Partner Units
                      San Francisco, CA 94104     50 Units ($500)
                      (owned by daughters)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

The General Partners may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units .


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

The Partnership owns a one-half undivided interest in the Falcon 50 aircraft on lease to ARR, Inc., a subsidiary of U. S. Surgical Corporation. The Partnership's interest in the asset was purchased on the same terms as that of the affiliated Partnership (ATEL Cash Distribution Fund IV, L.P.) which owns the remaining one-half interest. The term of the lease is seven years and expires in September 1999. The monthly lease rent from this lease is $57,439.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                   (a)  Financial Statements and Schedules

                            1. Financial  Statements Included in Part II of this
                               report: Report of Independent Auditors Balance Sheets at December 31, 1996 and 1995 Income statements for the years ended December 31, 1996, 1995 and 1994 Statements of Changes in Partners' Capital for the years ended December 31, 1996,
                                  1995 and 1994
                               Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

                            2. Financial Statement Schedules
                               Allschedules  for which  provision is made in the
                                  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Reports on Form 8-K for the fourth quarter of 1996
                               None

                   (c)  Exhibits
                               (3)and  (4)  Agreement  of  Limited  Partnership,
                                  incorporated  by reference to Exhibits (3) and
                                  (4) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990, filed March 29,1991 (File No. 33-31395)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Date:               3/27/1997

                      ATEL Cash Distribution Fund III, L.P.
                                  (Registrant)


                          By:  ATEL Financial Corporation,
                               General Partner of Registrant



                                     By:  /s/  A. J. Batt
                                               ---------------------------------
                                          A. J. Batt,
                                          President and Chief Executive Officer



                          By:  /s/  A. J. Batt
                               -------------------------------------------------
                               A. J. Batt,
                               General Partner of Registrant,
                               President and Chief Executive Officer of
                               ATEL Financial Corporation (General
                               Partner)



                          By:   /s/ Dean Cash
                               -------------------------------------------------
                               Dean Cash,
                               General Partner of Registrant,
                               Executive Vice President of ATEL
                               Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE                      CAPACITIES                           DATE

 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation