Form 10QSB
period 1997-03-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1997-05-14
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1997

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                                 MARCH 31, 1997
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                           $3,106,342

Accounts receivable                                                    467,094

Investments in leases                                               23,723,827
                                                               ----------------
Total assets                                                       $27,297,263
                                                               ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                   $4,802,399

Accrued interest                                                        41,536

Accounts payable:
     General Partners                                                   42,307
     Other                                                             268,392

Unearned operating lease income                                        476,221
                                                               ----------------
Total liabilities                                                    5,630,855

Partners' capital:
     General Partners                                                  132,968
     Limited partners                                               21,533,440
                                                               ----------------
Total partners' capital                                             21,666,408
                                                               ----------------
Total liabilities and partners' capital                            $27,297,263
                                                               ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                              1997            1996
                                                                                              ----            ----
Revenues:
Lease revenues:
   Operating leases                                                                          $2,034,284       $2,673,655
   Direct financing leases                                                                       86,412          121,508
   Leveraged leases                                                                              11,048           21,258
   Gain on sales of assets                                                                      232,839          144,368
Interest income                                                                                  24,641           15,894
Other                                                                                               534                -
                                                                                         --------------- ----------------
                                                                                              2,389,758        2,976,683
                                                                                         --------------- ----------------
Expenses:
Depreciation and amortization                                                                 1,329,795        1,953,478
Interest                                                                                        103,854          230,907
Equipment and partnership management fees to General Partners                                   148,742          197,315
Administrative cost reimbursements to General Partners                                           71,151           39,556
Provision for losses                                                                             23,898           29,713
Professional fees                                                                                  3,431           6,434
Other                                                                                            38,577            4,688
                                                                                         --------------- ----------------
                                                                                              1,719,448        2,462,091
                                                                                         --------------- ----------------
Net income                                                                                     $670,310         $514,592
                                                                                         =============== ================

Net income:
     General Partners                                                                            $6,703           $5,146
     Limited Partners                                                                           663,607          509,446
                                                                                         --------------- ----------------
                                                                                               $670,310         $514,592
                                                                                         =============== ================

Net income per Limited Partnership unit                                                           $0.09            $0.07

Weighted average number of units outstanding                                                  7,376,284        7,378,884

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1997

                                                                       Limited Partners     General
                                                           Units           Amount           Partners          Total

Balance December 31, 1996                                   7,376,284      $22,955,215         $126,265      $23,081,480
Net income                                                                     663,607            6,703          670,310
Distributions                                                               (2,085,382)               -       (2,085,382)
                                                      ---------------- ----------------  --------------- ----------------
Balance March 31, 1997                                      7,376,284      $21,533,440         $132,968      $21,666,408
                                                      ================ ================  =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                              1997            1996
                                                                                              ----            ----
Operating activities:
Net income                                                                                     $670,310         $514,592

Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                              1,329,795        1,953,478
   Gain on sale of assets                                                                      (232,839)        (144,368)
   Leveraged lease income                                                                         (7,005)        (16,446)
   Provision for losses                                                                          23,898           29,713
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        354,386          176,786
     Notes receivable                                                                                 -           11,215
     Accounts payable, general partner                                                          (65,282)         (63,276)
     Accounts payable, other                                                                       8,950        (161,439)
     Accrued interest                                                                           (18,626)          (6,180)
     Unearned operating lease income                                                            262,179          237,739
                                                                                         --------------- ----------------
Net cash provided by operations                                                               2,325,766        2,531,814
                                                                                         --------------- ----------------

Investing activities:
Proceeds from sales of lease assets                                                           1,049,374          540,249
Reductions of net investment in direct financing leases                                         315,959          468,891
Purchase of assets on direct financing leases                                                         -         (120,000)
                                                                                         --------------- ----------------
Net cash provided by investing activities                                                     1,365,333          889,140
                                                                                         --------------- ----------------

Financing activities:

Distributions to limited partners                                                            (2,085,382)      (2,579,234)
Repayments of non-recourse debt                                                              (1,265,927)      (1,400,394)
                                                                                         --------------- ----------------
Net cash used in financing activities                                                        (3,351,309)      (3,979,628)
                                                                                         --------------- ----------------

Net decrease in cash and cash equivalents                                                       339,790         (558,674)
Cash and cash equivalents at beginning of period                                              2,766,552        1,874,774
                                                                                         --------------- ----------------
Cash and cash equivalents at end of period                                                   $3,106,342       $1,316,100
                                                                                         =============== ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                                           $122,480         $237,087
                                                                                         =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of March 31, 1997, the terms of the Partnership's leases were for two to eight and one half years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclas-
                                      December 31,                          Lease        sifications and    March 31,
                                          1996           Additions      Amortization      Dispositions        1997
                                          ----           ---------      ------------     --------------       ----
Net investment in operating
   leases                                $21,853,800                       ($1,308,868)       ($600,862)     $19,944,070
Net investment in direct
   financing leases                        3,680,949                          (315,959)               -        3,364,990
Net investment in leveraged
   leases                                    757,654                             7,005                -          764,659
Assets held for sale                         419,898                           (20,927)        (215,673)         183,298
Reserve for losses and
   impairments                              (509,292)        ($23,898)               -                 -        (533,190)
                                     ---------------- ---------------- ----------------  --------------- ----------------
                                         $26,203,009         ($23,898)     ($1,638,749)       ($816,535)     $23,723,827
                                     ================ ================ ================  =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarter ended March 31, 1997 and as of March 31, 1997.

                                                         December 31,                    1st Quarter        March 31,
                                                           1996         Acquisitions     Dispositions         1997
Mining                                                    $17,497,908                         ($949,110)     $16,548,798
Manufacturing                                              10,144,506                           (86,943)      10,057,563
Transportation                                              3,923,808                                 -        3,923,808
Aircraft                                                    5,275,000                                 -        5,275,000
Materials handling                                          1,958,393                          (264,343)       1,694,050
Utilities                                                   3,946,886                                 -        3,946,886
Printing                                                    3,454,353                                 -        3,454,353
Food processing                                             2,438,524                                 -        2,438,524
Medical                                                     2,155,489                        (1,405,674)         749,815
Other                                                          65,695                           (28,452)          37,243
Communications                                                290,175                                 -          290,175
                                                      ---------------- ----------------  --------------- ----------------
                                                           51,150,737                        (2,734,522)      48,416,215
Less accumulated depreciation                             (29,296,937)     ($1,308,868)       2,133,660      (28,472,145)
                                                      ---------------- ----------------  --------------- ----------------
                                                          $21,853,800      ($1,308,868)       ($600,862)     $19,944,070
                                                      ================ ================  =============== ================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                         Year ending                       Direct
                                        December 31,     Operating        Financing          Total
                                        ------------     ---------        ---------          -----
                                                1997       $4,937,644         $930,808       $5,868,452
                                                1998        4,378,617        1,099,859        5,478,476
                                                1999          820,528          546,039        1,366,567
                                                2000                -          144,416          144,416
                                                2001                -           23,836           23,836
                                          Thereafter                -           17,877           17,877
                                                      ---------------- ----------------  ---------------
                                                          $10,136,789       $2,762,835      $12,899,624
                                                      ================ ================  ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.2%.

Future minimum principal payments of non-recourse debt are as follows:

                                         Year ending
                                        December 31,     Principal        Interest           Total
                                                1997       $2,169,033         $122,481       $2,291,514
                                                1998        2,219,659          136,631        2,356,290
                                                1999          356,416           22,119          378,535
                                                2000           57,291            2,374           59,665
                                                      ---------------- ----------------  ---------------
                                                           $4,802,399         $283,605       $5,086,004
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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                              1997            1996
                                                                                              ----            ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues
from full payout leases, as defined in the Limited Partnership Agreement).                     $148,742         $197,315

Administrative costs reimbursed to General Partner                                               71,151           39,556
                                                                                         --------------- ----------------
                                                                                               $219,893         $236,871
                                                                                         =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


6.  Line of credit:

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

The Partnership had no borrowings under the agreement during 1997.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Capital Resources and Liquidity

During the first quarter of 1997 and 1996, the Partnership's primary source of cash was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from the sales of lease assets exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and the proceeds from the sales of lease assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1997.

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

As of March 31, 1997, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at March 31, 1997 was approximately $4,803,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1997, there were no commitments to purchase additional lease assets.

The Partnership made distributions of cash from 1997 first quarter operations in February, March and April 1997. The distributions were paid either monthly in the amounts of $.08333 in February, March and April 1997 or quarterly in the amount of $.25 in April 1997.

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

Cash flows from operations decreased by $206,048 compared to 1996. The decrease resulted from a decrease in operating lease revenues. In both years, the primary operating source of cash was operating lease revenues.

Cash flows provided by investing activities increased by $476,193 compared to 1996. Proceeds from the sales of assets increased from $540,249 in 1996 to $1,049,374 in 1997, an increase of $509,125. Asset sales are not currently expected to be consistent from one period to another as they do not occur at regular intervals nor do assets come off lease in steady amounts from one period to another. Overall cash flows from direct financing leases decreased by $188,028, including both the portion recognized as revenues and the portion applied to reduce the net investment in direct financing leases. The decrease is due to scheduled lease terminations and related asset sales.

There were no financing sources of cash in 1997 or 1996. Payments of non-recourse debt have decreased as a result of certain of the non-recourse notes being fully paid off since the first quarter of 1996. All of the debt payments were made as scheduled.

Results of Operations

Operations in the first quarter of 1997 resulted in net income of $670,310 compared to $514,592 in 1996.

Operating lease revenues declined from $2,673,655 in 1996 to $2,034,284 in 1997. The decrease is the result of scheduled lease terminations and subsequent sales of the related lease assets. The $639,371 decrease was partially offset by an increase in the gains recognized on sales of lease assets. The gains realized increased by $88,471 compared to 1996. Other types of revenues did not change significantly from 1996.

Depreciation and amortization expense decreased by $623,683 compared to 1996. The decrease resulted from sales of assets which were previously on operating leases. Interest expense has decreased as the Partnership has made scheduled debt payments and has reduced the overall amounts of its non-recourse debt since 1996.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                    (a) Documents filed as a part of this report

                      1.    Financial Statements

                            Included in Part I of this report:

                            Balance Sheet, March 31, 1997

                            Income statements for the three month periods ended March 31, 1997 and 1996

                            Statements of changes in partners' equity for the three months ended March 31, 1997

                            Statements of cash flows for the three month periods ended March 31, 1997 and 1996

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

Date:
May 12, 1997

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                                 By: /s/ A. J. Batt
                                     ------------------------------------------
                                     A. J. Batt
                                     General Partner of registrant



                                 By: /s/ Dean L. Cash
                                     ------------------------------------------
                                     Dean L. Cash
                                     General Partner of registrant



                                 By: /s/ F. Randall Bigony
                                     ------------------------------------------
                                     F. Randall Bigony
                                     Principal financial officer and of
                                     registrant



                                 By: /s/ Donald E. Carpenter
                                     ------------------------------------------
                                     Donald E. Carpenter
                   Principal accounting officer of registrant