Form 10QSB
period 1997-06-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1997-08-14
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the quarterly period ended June 30, 1997

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1997
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                           $3,532,837

Accounts receivable                                                    229,367

Investments in leases                                               21,094,123
                                                                ---------------
                                                                   $24,856,327
                                                                ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                    $3,618,166

Accrued interest                                                        18,732

Accounts payable:
     General partners                                                   49,097
     Other                                                             227,847

Unearned operating lease income                                        341,135
                                                                ---------------

Total liabilities                                                    4,254,977

Partners' capital:
     General partners                                                  140,757
     Limited partners                                               20,460,593
                                                                ---------------
Total partners' capital                                             20,601,350
                                                                ---------------
                                                                   $24,856,327
                                                                ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                             Six Months Ended          Three Months Ended
                                                                         June 30,                         June 30,
Revenues:                                                 1997             1996             1997             1996
                                                          ----             ----             ----             ----
Lease revenues:
   Operating leases                                       $3,986,005       $5,108,126       $1,951,721      $2,434,471
   Direct financing leases                                   166,177          235,054           79,765         113,546
   Leveraged leases                                           22,096           42,515           11,048          21,257
   Gain on sales of assets                                   608,324          181,879          375,485          37,511
Interest income                                               53,776           25,814           29,135           9,920
Other                                                            750             (192)             216            (192)
                                                     ---------------- ---------------- ---------------- ---------------
                                                           4,837,128        5,593,196        2,447,370       2,616,513
                                                     ---------------- ---------------- ---------------- ---------------
Expenses:
Depreciation                                               2,583,530        3,801,365        1,253,735       1,847,887
Equipment and partnership management fees                    294,161          373,497          145,419         176,182
Interest expense                                             200,192          389,779           96,338         158,872
Administrative cost reimbursements                           124,978          108,924           53,827          69,368
Taxes                                                         73,732           47,978           73,732          47,978
Other                                                         64,501           38,701           25,924          34,013
Provision for losses                                          34,095           55,882           10,197          26,169
Professional fees                                             12,698           21,604            9,267          15,170
                                                     ---------------- ---------------- ---------------- ---------------
                                                           3,387,887        4,837,730        1,668,439       2,375,639
                                                     ---------------- ---------------- ---------------- ---------------
Net Income                                                $1,449,241         $755,466         $778,931        $240,874
                                                     ================ ================ ================ ===============

Net income:
     General partners                                        $14,492           $7,555           $7,789          $2,409
     Limited partners                                      1,434,749          747,911          771,142         238,465
                                                     ---------------- ---------------- ---------------- ---------------
                                                          $1,449,241         $755,466         $778,931        $240,874
                                                     ================ ================ ================ ===============

Net income per limited partnership unit                        $0.19            $0.10            $0.10           $0.03
Weighted average number of units
   outstanding                                             7,376,284        7,377,584        7,376,284       7,376,284

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1997
                                   (Unaudited)

                                                                     Limited Partners      General
                                                          Units           Amount          Partners          Total
Balance December 31, 1996                                  7,376,284      $22,955,215         $126,265     $23,081,480
Distributions to limited partners                                          (3,929,371)                      (3,929,371)
Net income                                                                  1,434,749           14,492       1,449,241
                                                     ---------------- ---------------- ---------------- ---------------
Balance June 30, 1997                                      7,376,284      $20,460,593         $140,757     $20,601,350
                                                     ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                                             Six Months Ended          Three Months Ended
                                                                         June 30,                         June 30,
                                                          1997             1996             1997             1996
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                $1,449,241         $755,466         $778,931        $240,874

Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation                                          2,583,530        3,801,365        1,253,735       1,847,887
     Leveraged lease income                                  148,692          (32,892)         155,697         (16,446)
     Gain on sales of assets                                (608,324)        (181,879)        (375,485)        (37,511)
     Provision for losses                                     34,095           55,882           10,197          26,169
   Changes in operating assets and liabilities:
      Accounts receivable                                    592,113          269,222          237,727          92,436
      Notes receivable                                             -           22,431                -          11,216
      Accounts payable, general partner                      (58,492)          11,216            6,790          74,492
      Accounts payable, other                                (31,595)         (92,914)         (40,545)         68,525
      Accrued interest                                       (41,430)         (38,433)         (22,804)        (32,253)
      Unearned operating lease income                        127,093           95,498         (135,086)       (142,241)
                                                     ---------------- ---------------- ---------------- ---------------
Net cash provided by operating activities                  4,194,923        4,664,962        1,869,157       2,133,148
                                                     ---------------- ---------------- ---------------- ---------------

Investing activities:

Proceeds from sales of lease assets                        2,343,433        1,025,749        1,294,059         485,500
Reduction in net investment in direct
   financing leases                                          607,460          867,605          291,501         398,714
Purchase of equipment on direct financing
   leases                                                          -         (120,000)               -                -
                                                     ---------------- ---------------- ---------------- ---------------

Net cash provided by investing activities                  2,950,893        1,773,354        1,585,560         884,214
                                                     ---------------- ---------------- ---------------- ---------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                                             Six Months Ended          Three Months Ended
                                                                         June 30,                         June 30,
                                                                         --------                         --------
                                                          1997             1996             1997             1996
                                                          ----             ----             ----             ----
Financing activities:

Distributions to limited partners                         (3,929,371)      (4,787,797)      (1,843,989)     (2,208,563)
Repayments of long-term non-recourse debt                 (2,450,160)      (2,394,274)      (1,184,233)       (993,880)
Repurchases of units                                               -           (8,608)               -          (8,608)
                                                     ---------------- ---------------- ---------------- ---------------

Net cash used in financing activities                     (6,379,531)      (7,190,679)      (3,028,222)     (3,211,051)
                                                     ---------------- ---------------- ---------------- ---------------

Net increase (decrease) in cash and
   cash equivalents                                          766,285         (752,363)         426,495        (193,689)
Cash and cash equivalents at
   beginning of period                                     2,766,552        1,874,774        3,106,342       1,316,100
                                                     ---------------- ---------------- ---------------- ---------------
Cash and cash equivalents at end of
   period                                                 $3,532,837       $1,122,411       $3,532,837      $1,122,411
                                                     ================ ================ ================ ===============

Supplemental disclosures of cash flow information:
Cash paid during period for interest                        $200,192         $389,779          $96,338        $158,872
                                                     ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1997, the Partnership's leases were for terms of two and one half to eight and one half years.

Pursuant to the Agreement of Limited  Partnership,  the General Partners receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5.)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                        Expense or        Reclass-
                                  December 31,                         Amortization     ifications &       June 30,
                                        1996            Additions        of Leases      Dispositions         1997
                                        ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                               $21,853,800                       ($2,558,621)     ($1,432,787)    $17,862,392
Net investment in direct
   financing leases                       3,680,949                          (607,460)         (79,160)      2,994,329
Net investment in leveraged
   leases                                   757,654                          (148,692)               -         608,962
Equipment held for sale or
   lease                                    419,898                           (24,909)        (223,162)        171,827
Reserve for losses                         (509,292)        ($34,095)               -                -        (543,387)
                                  ------------------ ---------------- ---------------- ---------------- ---------------
                                        $26,203,009         ($34,095)     ($3,339,682)     ($1,735,109)    $21,094,123
                                  ================== ================ ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, 1997 and June 30, 1997 and as of June 30, 1997.

                                                                                            Reclassifications &
                                                      December 31,                      Dispositions       June 30,
                                                          1996          1st Quarter      2nd Quarter         1997
                                                          ----          -----------      -----------         ----
Mining                                                   $17,497,908        ($949,110)     ($1,649,183)    $14,899,615
Manufacturing                                             10,144,506          (86,943)      (1,113,778)      8,943,785
Aircraft                                                   5,275,000                -                -       5,275,000
Utilities                                                  3,946,886                -                -       3,946,886
Transportation                                             3,923,808                -                -       3,923,808
Printing                                                   3,454,353                -                -       3,454,353
Food processing                                            2,438,524                -                -       2,438,524
Materials handling                                         1,958,393         (264,343)        (203,545)      1,490,505
Medical                                                    2,155,489       (1,405,674)               -         749,815
Communications                                               290,175                -                -         290,175
Other                                                         65,695          (28,452)               -          37,243
                                                     ---------------- ---------------- ---------------- ---------------
                                                          51,150,737       (2,734,522)      (2,966,506)     45,449,709
Less accumulated depreciation                            (29,296,937)         824,792          884,828     (27,587,317)
                                                     ---------------- ---------------- ---------------- ---------------
                                                         $21,853,800      ($1,909,730)     ($2,081,678)    $17,862,392
                                                     ================ ================ ================ ===============

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                Year ending      Direct
                December 31,     Financing        Operating          Total
                ------------     ---------        ---------          -----
                       1997         $559,543       $3,155,515       $3,715,058
                       1998        1,099,859        4,386,947        5,486,806
                       1999          546,039          821,284        1,367,323
                       2000          144,416                -          144,416
                       2001           23,836                -           23,836
                 Thereafter           17,877                -           17,877
                             ---------------- ---------------- ----------------
                                  $2,391,570       $8,363,746      $10,755,316
                             ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.3%.

Future minimum principal and interest payments of long-term non-recourse debt as of June 30, 1997 are as follows:
                Year ending
                December 31,     Principal        Interest           Total
                       1997       $1,120,774         $124,113       $1,244,887
                       1998        2,083,685          132,689        2,216,374
                       1999          356,416           22,119          378,535
                       2000           57,291            2,374           59,665
                             ---------------- ---------------- ----------------
                                  $3,618,166         $281,295       $3,899,461
                             ================ ================ ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                     1997             1996
                                                     ----             ----
Reimbursement of administrative costs                 $124,978        $108,924

Incentive and equipment management fees                294,161         373,497
                                               ---------------- ---------------
                                                      $419,139        $482,421
                                               ================ ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1997.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during the first six months of 1997 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of June 30, 1997, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at June 30, 1997 was $3,618,166. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1997, there were no such commitments.

The Partnership made distributions of cash from 1997 first quarter operations in February, March and April 1997. The Partnership made distributions of cash from 1997 second quarter operations in May, June and July 1997. The amounts of the monthly distributions were each $0.0833 per Unit. The amounts of the quarterly distributions were each $0.25 per Unit. These distributions represent an annualized distribution rate of 10.0%.

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows, 1997 vs. 1996:

Six months:

Cash flows from operations decreased due to decreases in lease rents compared to 1996. The decreases were due to lease asset sales since the second quarter of 1996.

Cash flows from the sales of assets increased by $1,317,684 compared to 1996. The increase was due to larger amounts of lease maturities and resulting sales. The original cost of such assets sold increased to approximately $5,700,000 in 1997 from approximately $3,600,000 in 1996. Cash flows from the reduction of the Partnership's net investment in direct financing leases decreased compared to 1996 as a result of equipment sales over the last twelve months.

There were no financing sources of cash flows in 1997 or 1996. Distributions to limited partners decreased compared to 1996 due to the decrease in the annualized distribution rates compared to 1996. Debt payments for the six month period increased due to scheduled debt payments.

Three months:

Cash flows from operations decreased in the three month period for the same reasons noted above for the six month period.

Cash flows from investing activities in both 1996 and 1997 consisted of proceeds from sales of assets and from reductions in the Partnership's net investment in direct financing leases. Proceeds from the sales of assets increased due to larger amounts of sales activities. Direct financing lease rents decreased for the same reasons as noted above for the six month period.

There were no financing sources of cash in 1996 or 1997. Debt payments increased for the same reasons as noted above for the six month period.

Results of Operations

Operations in the second quarter of 1996 resulted in net income of $778,931 compared to $240,874 in 1996. Net income for the first six months of 1997 was $1,449,241 compared to $755,466 in 1996.

1997 vs. 1996:

Lease revenues decreased in both the three and six month periods compared to the prior year. This is the result of asset sales since June 30, 1996. Interest income has increased from 1996 to 1997 for both the three and six month periods. This a direct consequence of having maintained higher average cash balances during the 1997 periods than in the 1996 periods.

Operating lease revenues have shown a net decrease for both the three and six month periods. The original cost of the underlying assets has decreased from $60,503,401 at June 30, 1996 to $45,449,709 at June 30, 1997. The decreased amounts of equipment owned by the Partnership also gave rise to the decrease in depreciation expense.

As scheduled debt payments have been made, debt balances have been reduced and this has caused interest expense to decline from 1996 to 1997.

Management fees are based on distributions to the limited partners and on lease rents. The decreases in both these revenues and distributions caused the decrease in management fees.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheet, June 30, 1997.

                       Income statement for the six and three month periods ended June 30, 1997 and 1996.

                       Statement of changes in partners' equity for the six month period ended June 30, 1997.

                       Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

                       Notes to the Financial Statements.

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

Date:
August 14, 1997

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                              By:  /s/ A.  J.  BATT
                                  ---------------------------------------------
                                  A. J. Batt,
                                  General Partner of registrant



                              By:   /s/ DEAN L. CASH
                                  ---------------------------------------------
                                  Dean Cash,
                                  General Partner of registrant



                              By:   /s/ F. RANDALL BIGONY
                                  ---------------------------------------------
                                  F. Randall Bigony
                                  Principal financial officer of registrant



                              By:   /s/ DONALD E.  CARPENTER
                                  ---------------------------------------------
                                  Donald E.  Carpenter,
                                  Principal accounting officer of
                                  registrant