Form 10QSB
period 1997-09-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1997-11-13
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the quarterly period ended September 30, 1997

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.                     Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                            $3,315,738

Accounts receivable                                                     508,715

Investment in leases                                                 19,096,379
                                                                ----------------
                                                                    $22,920,832
                                                                ================



                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                    $3,165,311
Accrued interest                                                         29,135
Accounts payable:
     General Partners                                                   124,985
     Other                                                              124,197
Unearned operating lease income                                         259,038
                                                                ----------------
Total liabilities                                                     3,702,666

Partners' capital:
     General Partners                                                   145,367
     Limited Partners                                                19,072,799
                                                                ----------------
Total partners' capital                                              19,218,166
                                                                ----------------
                                                                    $22,920,832
                                                                ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                                     September 30,                       September 30,
                                                               1997              1996               1997              1996
Revenues:
Lease income:
   Operating                                                  $5,647,733         $7,580,444         $1,661,728        $2,472,318
   Direct financing                                              228,725            339,307             62,548           104,253
   Leveraged                                                      29,461             63,773              7,365            21,258
   Gain on sales of assets                                       608,992            902,477                668           720,598
Other                                                              1,701                993                951             1,185
Interest income                                                   92,500             41,678             38,724            15,864
                                                          ---------------   ----------------   ----------------  ----------------
                                                               6,609,112          8,928,672          1,771,984         3,335,476
                                                          ---------------   ----------------   ----------------  ----------------
Expenses:
Depreciation                                                   3,609,021          5,507,064          1,025,491         1,705,699
Interest expense                                                 259,436            516,778             59,244           126,999
Management fees                                                  415,165            537,724            121,004           164,227
Administrative cost reimbursements                               192,612            181,917             67,634            72,993
Professional fees                                                 26,538             35,266             13,840            13,662
Provision for losses                                              43,337             90,212              9,242            34,330
Taxes                                                             75,738             47,579              2,006              (399)
Other                                                             77,090             61,163             12,589            22,462
                                                          ---------------   ----------------   ----------------  ----------------
                                                               4,698,937          6,977,703          1,311,050         2,139,973
                                                          ---------------   ----------------   ----------------  ----------------
Income before extraordinary item                               1,910,175          1,950,969            460,934         1,195,503
Extraordinary gain on early extinguishment of debt                     -             97,608                  -            97,608
                                                          ---------------   ----------------   ----------------  ----------------
Net income                                                    $1,910,175         $2,048,577           $460,934        $1,293,111
                                                          ===============   ================   ================  ================
Net income:
     General Partners                                            $19,102            $20,486             $4,609           $12,931
     Limited Partners                                          1,891,073          2,028,091            456,325         1,280,180
                                                          ---------------   ----------------   ----------------  ----------------
                                                              $1,910,175         $2,048,577           $460,934        $1,293,111
                                                          ===============   ================   ================  ================
Income before extraordinary item per limited
   partnership unit                                                $0.26              $0.26              $0.06             $0.16
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                -                  0.01               -                 0.01
                                                          ---------------   ----------------   ----------------  ----------------
Net income per limited partnership unit                            $0.26              $0.27              $0.06             $0.17
                                                          ===============   ================   ================  ================
Weighted average number of units
   outstanding                                                 7,376,284          7,377,151          7,376,284         7,376,284






                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                                   Limited Partners        General
                                      Units             Amount            Partners            Total
Balance December 31, 1996              7,376,284        $22,955,215           $126,265       $23,081,480
Distributions to limited partners                        (5,773,489)                 -        (5,773,489)
Net income                                                1,891,073             19,102         1,910,175
                                  ---------------   ----------------   ----------------  ----------------
Balance September 30, 1997             7,376,284        $19,072,799           $145,367       $19,218,166
                                  ===============   ================   ================  ================











                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                               1997              1996               1997              1996
                                                               ----              ----               ----              ----
Operating activities:
Net income                                                    $1,910,175         $2,048,577           $460,934        $1,293,111

Adjustments to reconcile net income to net cash provided
   by operations:
     Depreciation                                              3,609,021          5,507,064          1,025,491         1,705,699
     Leveraged lease income                                      141,883            (50,106)            (6,809)          (17,214)
     Gain on sales of assets                                    (608,992)          (902,477)              (668)         (720,598)
     Provision for losses                                         43,337             90,212              9,242            34,330
     Extraordinary gain on early extinguishment of
        non-recourse debt                                              -            (97,608)                 -           (97,608)
Changes in operating assets and liabilities:
   Accounts receivable                                           312,765            148,964           (279,348)         (120,258)
   Accounts payable, General Partner                              17,396              6,737             75,888            (4,479)
   Accounts payable, other                                      (135,245)           (68,431)          (103,650)           24,483
   Accrued interest                                              (31,027)           (30,621)            10,403             7,812
   Deposits due to lessees                                             -            (75,340)                 -           (75,340)
   Unearned operating lease income                                44,996            (81,854)           (82,097)         (177,352)
                                                          ---------------   ----------------   ----------------  ----------------
Net cash provided by operations                                5,304,309          6,495,117          1,109,386         1,852,586
                                                          ---------------   ----------------   ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                               3,012,880          3,670,704            669,447         2,644,955
Reduction in net investment in direct financing
   leases                                                        908,501          1,193,581            301,041           325,976
Purchases of equipment on direct finance
   leases                                                              -           (120,000)                 -                 -
Principal payments received on notes
   receivable                                                          -             33,646                  -            11,215
                                                          ---------------   ----------------   ----------------  ----------------
Net cash provided by investing activities                      3,921,381          4,777,931            970,488         2,982,146
                                                          ---------------   ----------------   ----------------  ----------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                               1997              1996               1997              1996
                                                               ----              ----               ----              ----
Financing activities:
Repayments of non-recourse debt                               (2,903,015)        (4,234,972)          (452,855)       (1,840,698)
Repurchases of units                                                   -             (8,608)                 -                 -
Distributions to limited partners                             (5,773,489)        (6,999,903)        (1,844,118)       (2,212,106)
                                                          ---------------   ----------------   ----------------  ----------------

Net cash used in financing activities                         (8,676,504)       (11,243,483)        (2,296,973)       (4,052,804)
                                                          ---------------   ----------------   ----------------  ----------------
Net increase (decrease) in cash and cash
   equivalents                                                   549,186             29,565           (217,099)          781,928
Cash and cash equivalents at beginning
   of period                                                   2,766,552          1,874,774          3,532,837         1,122,411
                                                          ---------------   ----------------   ----------------  ----------------

Cash and cash equivalents at end of period                    $3,315,738         $1,904,339         $3,315,738        $1,904,339
                                                          ===============   ================   ================  ================

Supplemental disclosures of cash flow information:

Cash paid for interest                                          $259,436           $516,778            $59,244          $126,999
                                                          ===============   ================   ================  ================

Supplemental schedule of non-cash transactions:

Gain on extinguishment of non-recourse debt                                         $97,608                              $97,608
                                                                            ================                     ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                                                              Expense or          Reclass-
                                       December 31,                          Amortization        ifications &     September 30,
                                           1996             Additions          of Leases         Dispositions         1997
                                           ----             ---------          ---------         ------------         ----
Net investment in operating
   leases                                  $21,853,800                          ($3,583,577)       ($1,938,942)      $16,331,281
Net investment in direct
   financing leases                          3,680,949                             (908,501)          (174,962)        2,597,486
Net investment in leveraged
   leases                                      757,654                             (141,883)                 -           615,771
Equipment held for sale or lease               419,898                              (25,444)          (289,984)          104,470
Reserve for losses                            (509,292)         ($43,337)                 -                  -          (552,629)
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                           $26,203,009          ($43,337)       ($4,659,405)       ($2,403,888)      $19,096,379
                                     ==================   ===============   ================   ================  ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1997 and as of September 30, 1997.

                                       December 31,           --------------- Dispositions ---------------        September 30,
                                           1996            1st Quarter        2nd Quarter        3rd Quarter          1997
                                           ----            -----------        -----------        -----------          ----
Mining                                     $17,497,908         ($949,110)       ($1,649,183)       ($2,209,023)      $12,690,592
Manufacturing                               10,144,506           (86,943)        (1,113,778)          (468,782)        8,475,003
Aircraft                                     5,275,000                 -                  -                  -         5,275,000
Utilities                                    3,946,886                 -                  -                  -         3,946,886
Transportation                               3,923,808                 -                  -                  -         3,923,808
Printing                                     3,454,353                 -                  -                  -         3,454,353
Food processing                              2,438,524                 -                  -                  -         2,438,524
Materials handling                           1,958,393          (264,343)          (203,545)          (293,282)        1,197,223
Medical                                      2,155,489        (1,405,674)                 -                  -           749,815
Communications                                 355,870           (28,452)                 -                  -           327,418
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                            51,150,737        (2,734,522)        (2,966,506)        (2,971,087)       42,478,622
Less accumulated
   depreciation                            (29,296,937)          824,792            884,828          1,439,976       (26,147,341)
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                           $21,853,800       ($1,909,730)       ($2,081,678)       ($1,531,111)      $16,331,281
                                     ==================   ===============   ================   ================  ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                        Direct
                                        Operating     Financing         Total
                                        ---------     ---------         -----
Three months ending December 31, 1997  $1,658,364      $277,086    $1,935,450
        Year ending December 31, 1998   4,407,420     1,099,859     5,507,279
                                 1999     824,070       546,039     1,370,109
                                 2000           -       144,416       144,416
                                 2001           -        23,836        23,836
                           Thereafter           -        17,877        17,877
                                      ------------  ------------  ------------
                                       $6,889,854    $2,109,113    $8,998,967
                                      ============  ============  ============


3. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased or financed with the proceeds of the particular notes. Interest rates on the notes vary from 8% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1997 are as follows:

                                         Principal    Interest        Total
                                         ---------    --------        -----
Three months ending December 31, 1997     $667,919     $75,271      $743,190
        Year ending December 31, 1998   12,083,685     132,689     2,216,374
                                 1999      356,416      22,119       378,535
                                 2000       57,291       2,374        59,665
                                       ------------  ----------  ------------
                                        $3,165,311    $232,453    $3,397,764
                                       ============  ==========  ============


4. Commitments, management and report of fees:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and management of the Partnership.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $415,165 in 1997 and $537,724 in 1996, pursuant to the Agreement of Limited Partnership.

The amounts above are gross amounts incurred by the General Partners and/or Affiliates, including commissions to broker dealers for the sales of Partnership Units.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


5. Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1997.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the third quarter of 1997, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

In the event the Partnership's reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of September 30, 1997, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at September 30, 1997 was approximately $3,165,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender for a lessee default will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1997, there were no such commitments.

The Partnership made distributions of cash from 1997 first quarter operations in February, March and April 1997. The Partnership made distributions of cash from 1997 second quarter operations in May, June and July 1997. The Partnership made distributions of cash from 1997 third quarter operations in August, September and October 1997. The amounts of the monthly distributions were each $0.0833 per Unit. The amounts of the quarterly distributions were each $0.25 per Unit. These distributions represent an annualized distribution rate of 10.0%.

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

1997 vs. 1996 - nine months

During the nine month period ended September 30, 1997, the Partnership's primary source of cash from operating activities was lease rents. Lease rents have decreased compared to the prior year as a result of scheduled lease terminations and asset sales in the last year.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets. Proceeds from sales of assets decreased by $549,323 compared to 1996. Asset sales have decreased as fewer leases matured and the related assets were subsequently sold. Asset sales are not expected to be consistent from one period to another. Cash flows from direct financing leases have also decreased as a result of lease terminations and asset sales.

In 1997 and 1996, there were no financing sources of cash. Repayments of non-recourse debt have decreased due to scheduled debt payments. Distributions to limited partners have decreased due to reductions in the per Unit distribution rates compared to 1996.


1997 vs. 1996 - three months

During the third quarter, the Partnership's primary source of cash from operations was operating lease rents.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets as noted above for the nine month period. These cash flows decreased compared to 1996 for the reasons noted above for the nine month period.

In 1997 and 1996, there were no financing sources of cash. Repayments of non-recourse debt and distributions to limited partners decreased compared to 1996 for the reasons noted above for the nine month period.


Results of Operations

Operations in the third quarter of 1997 resulted in net income of $460,934 compared to $1,293,111 in 1996. Net income for the first nine months of 1997 was $1,910,175 compared to $2,048,577 in 1996.

1997 vs. 1996

Nine months:

Operating lease revenues decreased by $1,932,711 compared to 1996 and depreciation expense decreased by $1,898,043. Both of these decreases are due to scheduled terminations of operating leases over the last year and the subsequent sales of the related assets.

Effective January 1, 1996, the Partnership suspended the recognition of income under its lease with Barney's, Inc. The non-recourse debt related to this transaction was also put in a non-accrual status, that is, interest expense was no longer accrued. In July 1996, the underlying assets were sold to an unrelated third party and the related debt was extinguished as a part of the transaction. The Partnership recorded a gain on the sale of the assets of $417,925. The sale resulted in the debt being extinguished for less than its carrying amount, resulting in an extraordinary gain of $97,608. There were no similar transactions in 1997.

Interest expense has decreased due to scheduled reductions of debt balances in the nine month period.

Management fees are based on the Partnership's revenues and its distributions to its Limited Partners. Both lease revenues and distributions to Limited Partners decreased compared to 1996. These decreases resulted in a decrease in management fees of approximately $123,000.

Three months:

Operating lease revenues decreased by $810,590 compared to 1996. Direct financing lease revenues decreased $41,705 compared to 1996. These decreases resulted from the same factors discussed above relating to the nine month period. Gains or losses on equipment sales have fluctuated significantly for the reasons noted above.

Depreciation expense decreased by $680,208 from 1996 to 1997 for the three month periods. This decrease resulted from the factors discussed above as they related to the nine month period. Management fees also decreased by $43,223 due to the factors noted above relating to the nine month period.

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

Item 5.     OTHER INFORMATION.

              Inapplicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Documents filed as a part of this report
          1. Financial Statements Included in Part I of this report:

              Balance Sheet, September 30, 1997.

              Income statements for the nine and three month periods ended September 30, 1997 and 1996.

              Statement of changes in partners' capital for the nine month period ended September 30, 1997.

              Statements of cash flows for the nine and three month periods ended September 30, 1997 and 1996.

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

Date:
November 12, 1997

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





             By:  /s/   A. J. BATT
                 -------------------------------------------------------
                 A. J. Batt
                 General Partner of registrant



             By:  /s/  DEAN L. CASH
                 -------------------------------------------------------
                 Dean L. Cash
                 General Partner of registrant



             By:   /s/ F. RANDALL BIGONY
                 -------------------------------------------------------
                 F. RANDALL BIGONY
                 Principal financial officer
                 of registrant



             By:   /s/ DONALD E.  CARPENTER
                 -------------------------------------------------------
                 Donald E.  Carpenter,
                 Principal accounting
                 officer of registrant