Form 10KSB
period 1997-12-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1998-03-31
CIK 856123

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                For the Year Ended December 31, 1997

                                                  OR

          |_|   Transition report pursuant to section 13 or 15(d)
                of the  Securities  Exchange  Act of 1934 (no fee
                required) For the transition  period from ____ to
                ____

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      |X|

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

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1997, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

The General Partners will seek to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period. During 1997, two lessees accounted for 16% and 15% of the Partnership's lease revenues.

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

Equipment Dispositions:

Through December 31, 1997, the Partnership has disposed of certain leased assets as set forth below:

                                                                          Excess of
       Type of          Original Equipment Cost,                         Rents Over
      Equipment        Excluding Acquisition Fees       Sale Price       Expenses *
      ---------        --------------------------       ----------       ----------
Mining                            $ 17,109,802         $ 8,641,846     $ 14,721,920
Commercial aircraft                  2,322,136           1,656,694          226,541
Materials handling                   4,852,405           1,541,187        5,293,383
Transportation                      10,908,752           7,642,081       10,926,201
Food processing                      6,014,685           2,406,813        6,061,124
Point-of-sale                        6,358,094           3,775,309        5,947,266
Furniture & fixtures                 3,195,613           1,366,326        2,375,001
Other                                5,289,114           1,662,825        5,405,927
                               ----------------    ---------------- ----------------
                                  $ 56,050,601        $ 28,693,081     $ 50,957,363
                               ================    ================ ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased.

                                   Purchase price excluding  Percentage of total
         Asset types                   acquisition fees          acquisitions
         -----------                   ----------------          ------------
Earth moving                             $ 24,102,343                     24.19%
Mining                                     10,018,844                     10.06%
Over-the-road tractors and trailers         9,009,547                      9.04%
Other                                       8,342,298                      8.37%
Aircraft                                    7,571,020                      7.60%
Material handling                           7,355,483                      7.38%
Point-of-sale                               6,343,897                      6.37%
Food processing                             5,947,041                      5.97%
Furniture, fixtures and equipment           4,874,797                      4.89%
Utility                                     4,854,844                      4.87%
Chemicals manufacturing                     4,504,918                      4.52%
Printing                                    3,756,764                      3.77%
Medical                                     2,155,489                      2.16%
Railroad locomotives                          792,657                      0.81%
                                      ----------------          ----------------
                                         $ 99,629,942                    100.00%
                                      ================          ================

                                   Purchase price excluding  Percentage of total
  Industry of lessee                   acquisition fees            acquisitions
  ------------------                   ----------------            ------------
Mining, coal                             $ 30,687,214                     30.80%
Foods & food processing                     9,321,102                      9.36%
Manufacturing of auto/truck parts           7,455,451                      7.48%
Retail, general                             6,834,152                      6.86%
Utilities                                   5,696,857                      5.72%
Manufacturing, medical instruments          5,275,000                      5.29%
Manufacturing, other                        5,095,798                      5.11%
Transportation, trucking                    4,896,425                      4.91%
Chemicals                                   4,384,918                      4.40%
Printing                                    3,756,764                      3.77%
Insurance                                   2,833,575                      2.84%
Mining, metals                              2,591,961                      2.60%
Transportation, commercial air              2,296,020                      2.30%
Medical                                     2,155,489                      2.16%
Retail, foods                               2,112,747                      2.12%
Retail, apparel                             2,041,222                      2.05%
Oil & gas                                     874,180                      0.88%
Transportation, rail                          792,657                      0.80%
Primary metals                                408,410                      0.41%
Electronics                                   120,000                      0.14%
                                      ----------------          ----------------
                                         $ 99,629,942                    100.00%
                                      ================          ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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

Holders

As of December 31, 1997, a total of 5,047 investors were record holders of Units in the Partnership.

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

The rates for monthly distributions from 1997 operations were $.08333 per Unit for monthly distributions made from February through December 1997 and in January 1998. The rates for quarterly distributions made in April, July and October 1997 and in January 1998 were $.25 per Unit. Total distributions were $1.00 per Unit. Distributions were from cash flows from operations and sales proceeds in 1997.

The rates for monthly distributions from 1996 operations were $0.11667 in February and March 1996, $0.08333 in April 1996 and $0.10 in May through December 1996 and January 1997. Per Unit quarterly distributions were $0.31667 in April 1996, $0.30 in July and October 1996 and in January 1997. Total distributions were $1.21667 per Unit. Distributions were from cash flows from operations and sales proceeds in 1996.

The following table presents summarized information regarding distributions to Limited Partners:

                                                1997             1996               1995             1994             1993
                                                ----             ----               ----             ----             ----
Distributions of net income                            $ 0.58           $ 0.38             $ 0.27           $ 0.23           $ 0.25
Return of investment                                     0.45             0.87               1.13             1.15             1.05
                                              ---------------- ----------------  ----------------- ---------------- ----------------
Distributions per unit                                   1.03             1.25               1.40             1.38             1.30
Differences due to timing of distributions              (0.03)           (0.03)              -                0.02             -
                                              ---------------- ----------------  ----------------- ---------------- ----------------
Nominal distribution rates from above                  $ 1.00           $ 1.22             $ 1.40           $ 1.40           $ 1.30
                                              ================ ================  ================= ================ ================

Limited Partners may elect to receive distributions on a monthly basis. Owners of 2,000 or more units may make the election without charge. Owners of less than 2,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                               1997             1996               1995             1994             1993
                                               ----             ----               ----             ----             ----
Gross Revenues                               $ 10,433,457     $ 11,709,770       $ 14,332,795     $ 14,368,274     $ 13,829,714
Net income                                    $ 4,334,639      $ 2,851,478        $ 2,032,662      $ 1,688,646      $ 1,871,587
Weighted average Limited Partner Units
   (Units) outstanding                          7,376,934        7,376,934          7,378,884        7,379,447        7,383,634
Net income per Unit, based on
   weighted average Units outstanding              $ 0.58           $ 0.38             $ 0.27           $ 0.23           $ 0.25
Distributions per Unit, based on
   weighted average Units outstanding              $ 1.03           $ 1.25             $ 1.40           $ 1.38           $ 1.30
Total Assets                                 $ 22,727,752     $ 29,791,041       $ 41,900,878     $ 54,727,541     $ 67,533,367
Non-recourse Debt                             $ 2,497,392      $ 6,068,326       $ 11,451,641     $ 15,675,776     $ 19,783,538
Total Partners' Capital                      $ 19,797,739     $ 23,081,480       $ 29,451,915     $ 37,757,442     $ 46,279,817

In 1997, distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit (which has been increased to $105,000,000 through March 31, 1998) with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1998. As of December 31, 1997 the Partnership had no borrowings under this line of credit and the remaining availability was $17,754,812.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

At December 31, 1997, there were no commitments to purchase additional lease assets.

As of December 31, 1997, cash balances consisted of working capital and amounts reserved for distributions in 1998.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of December 31, 1997, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at December 31, 1997 was $2,497,392. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. Through December 31, 1997, debt proceeds were approximately 40% of the aggregate cost of equipment acquired by the Partnership. The Agreement of Limited Partnership limits the amount of additional debt that the Partnership may incur at any point in time. The
Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

A number of the Partnership's leases are scheduled to terminate in 1998. If they are terminated as scheduled, gross lease rents from operating leases are expected to decrease by $3,264,366 (from $7,116,131 in 1997 to $3,851,765 in
1998). Depreciation expense related to operating leases is also expected to decrease. Cash flows from direct financing leases are expected to decrease by about $66,302 (from $1,333,784 in 1997 to $1,267,482 in 1998).

Cash flows from operations decreased by approximately $1,900,000. This decrease resulted primarily from decreased operating lease rents ($2,864,578). This was partially offset by decreased interest expense ($311,035). Operating lease rents remain the Partnership's most significant source of operating cash flows.

Cash flows from investing activities increased by about $4,266,000. Most of this increase (about $4,847,000) resulted from increased sales of lease assets. The primary sources of cash from investing activities are proceeds from sales of assets and rents from direct financing leases. Such direct financing lease rents decreased by about $563,000 compared to 1996.

There were no financing sources of cash in 1997 or 1996. Repayments of non-recourse debt decreased due to scheduled debt payments. Cash used for distributions to Limited Partners decreased as a result of the reduction of the per Unit rate of distributions from $1.22 in 1996 to $1.00 in 1997.



Results of Operations

Operations resulted in net income of $2,851,478 in 1996 and $4,334,639 in 1997.

As of December 31,  1997,  43%,  17% and 14% of the  Partnership's  lease assets
(based on equipment cost) were leased to lessees in the mining, electrical/electronics manufacturing and utilities industries, respectively. As of December 31, 1996, 19% of the Partnership's lease assets (based on equipment cost) was leased to lessees in the mining industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

Net income increased from $2,851,478 in 1996 to $4,334,639 in 1997. The increase resulted from a number of factors. Gains on sales of assets increased by $1,679,288. The increase was largely due to the sale of the Partnership's interest in a Falcon 50 aircraft which resulted in a gain of approximately $1,905,000. Operating lease rents decreased by $2,864,578 offset by a decrease in depreciation expense ($2,491,612) on those assets.

The most significant change in expenses, other than depreciation expense, was the reduction in interest expense ($311,035). Interest expense declined due to scheduled debt payments.

Management fees have decreased by $61,651. This decrease is related to the decrease in lease revenues and to the decrease in distributions to the limited partners.


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund III, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund III, L.P. as of December 31, 1997, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund III, L.P. at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                                    ERNST & YOUNG LLP
San Francisco, California
February 3, 1998

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS


Cash and cash equivalents                                      $ 9,342,727

Accounts receivable                                                225,035

Investments in equipment and leases                             13,159,990
                                                           ----------------
Total assets                                                  $ 22,727,752
                                                           ================


                       LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                              $ 2,497,392

Accrued interest                                                    11,842

Accounts payable:
     General Partners                                               72,539
     Other                                                         193,791

Unearned operating lease income                                    154,449
                                                           ----------------
Total liabilities                                                2,930,013

Partners' capital:
     General Partners                                              169,611
     Limited Partners                                           19,628,128
                                                           ----------------
Total partners' capital                                         19,797,739
                                                           ----------------
Total liabilities and partners' capital                       $ 22,727,752
                                                           ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                      1997             1996
                                                                                      ----             ----
Revenues:
Leasing activities:
     Operating leases                                                                $ 7,116,131      $ 9,980,709
     Direct financing leases                                                             286,103          434,019
     Leveraged leases                                                                     28,225           85,030
     Gain on sale of equipment                                                         2,823,095        1,143,807
Other                                                                                      4,385           11,520
Interest income                                                                          175,518           54,685
                                                                                 ---------------- ----------------
                                                                                      10,433,457       11,709,770
                                                                                 ---------------- ----------------

Expenses:
Depreciation                                                                           4,560,013        7,051,625
Equipment and incentive management fees to General Partner                               660,774          722,425
Interest expense                                                                         319,415          630,450
Administrative cost reimbursements to General Partner                                    248,250          245,242
Other                                                                                    174,046          149,613
Provision for losses and impairments                                                     104,335          118,023
Professional fees                                                                         31,985           38,522
                                                                                 ---------------- ----------------
                                                                                       6,098,818        8,955,900
                                                                                 ---------------- ----------------
Income before extraordinary item                                                       4,334,639        2,753,870
Extraordinary gain on early extinguishment of debt                                             -           97,608
                                                                                 ---------------- ----------------
Net income                                                                           $ 4,334,639      $ 2,851,478
                                                                                 ================ ================

Net income:
     General Partners                                                                   $ 43,346         $ 28,515
     Limited Partners                                                                  4,291,293        2,822,963
                                                                                 ---------------- ----------------
                                                                                     $ 4,334,639      $ 2,851,478
                                                                                 ================ ================

Income before extraordinary item per limited partnership unit                             $ 0.58           $ 0.37
Extraordinary gain on early extinguishment of debt per limited partnership unit             -                0.01
                                                                                 ---------------- ----------------
Net income per Limited Partnership unit                                                   $ 0.58           $ 0.38
                                                                                 ================ ================

Weighted average number of units outstanding                                           7,376,934        7,376,934



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                               Limited Partners               General
                                                           Units             Amount          Partners           Total
Balance December 31, 1995                                   7,378,884       $ 29,354,165         $ 97,750     $ 29,451,915
Distributions to limited partners ($1.25  per Unit)                           (9,213,305)                       (9,213,305)
Repurchases of Limited Partnership Units                       (2,600)            (8,608)                           (8,608)
Net income                                                                     2,822,963           28,515        2,851,478
                                                      ----------------  ----------------- ---------------- ----------------
Balance December 31, 1996                                   7,376,284         22,955,215          126,265       23,081,480
Distributions to limited partners ($1.03  per Unit)                           (7,618,380)               -       (7,618,380)
Net income                                                                     4,291,293           43,346        4,334,639
                                                      ----------------  ----------------- ---------------- ----------------
                                                            7,376,284       $ 19,628,128        $ 169,611     $ 19,797,739
                                                      ================  ================= ================ ================







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997             1996
                                                                                     ----             ----
Operating activities:
Net income                                                                          $ 4,334,639      $ 2,851,478
  Adjustment  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation                                                                     4,560,013        7,051,625
     Gain on sales of equipment                                                      (2,823,095)      (1,143,807)
     Income from investment in leveraged leases                                         (28,225)         (85,030)
     Provision for losses and impairments                                               104,335          118,023
     Extraordinary gain on early extinguishment of debt                                       -          (97,608)
     Changes in operating assets and liabilities:
        Accounts receivable                                                             596,445           51,971
        Notes receivable                                                                      -           44,861
        Accounts payable, General Partner                                               (35,050)          (2,190)
        Accounts payable, other                                                         (65,651)         (30,986)
        Accrued interest                                                                (48,320)         (64,864)
        Deposits due to lessees                                                               -          (75,340)
        Unearned operating lease income                                                 (59,593)        (182,707)
                                                                                ---------------- ----------------
Net cash provided by operating activities                                             6,535,498        8,435,426

Investing activities:
Proceeds from sales of lease assets                                                  10,182,310        5,335,135
Reductions of net investment in direct financing leases                               1,047,681        1,611,128
Reductions of net investment in leveraged leases                                              -           17,709
                                                                                ---------------- ----------------
Net cash provided by investing activities                                            11,229,991        6,963,972

Financing activities:
Distributions to limited partners                                                    (7,618,380)      (9,213,305)
Repayments of non-recourse debt                                                      (3,570,934)      (5,285,707)
Repurchase of limited partner units                                                           -           (8,608)
                                                                                ---------------- ----------------
Net cash used in financing activities                                               (11,189,314)     (14,507,620)
                                                                                ---------------- ----------------

Net increase in cash and cash equivalents                                             6,576,175          891,778
Cash and cash equivalents at beginning of period                                      2,766,552        1,874,774
                                                                                ---------------- ----------------
Cash and cash equivalents at end of period                                          $ 9,342,727      $ 2,766,552
                                                                                ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                    1997             1996
                                                                                    ----             ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                               $ 367,735        $ 695,314
                                                                                =============== ================

Supplemental disclosure of non-cash transactions:

Operating lease assets reclassified to direct financing leases                                        $ 674,771
Less accumulated depreciation                                                                          (554,771)
                                                                                                ----------------
                                                                                                      $ 120,000
                                                                                                ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from six months to nine months.

Pursuant to the Limited Partnership Agreement, the General Partners receive compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). The General Partners are required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


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

                                DECEMBER 31, 1997


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

   Financial statement basis of net assets        $ 19,797,739
   Tax basis of net assets                          21,983,006
                                               ----------------
   Difference                                      $ 2,185,267
                                               ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.


The following  reconciles the net income reported in these financial  statements
to  the  income  (loss)  reported  on  the  Partnership's   federal  tax  return
(unaudited):

                                                  1997             1996
                                                  ----             ----
Net income per financial statements              $ 4,334,639      $ 2,851,478
Adjustment to depreciation expense                   342,622          610,802
Extraordinary gain on extinguishment of debt               -          (97,608)
Adjustments to revenues                            5,624,921        4,922,093
Provision for losses and impairments                 104,335          118,023
                                            ----------------- ----------------
Net income per federal tax return               $ 10,406,517      $ 8,404,788
                                            ================= ================

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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


3. Investments in equipment and leases:

As of December 31, 1997, the Partnership's investments in equipment and leases consist of the following:

                                                                               Depreciation
                                                                                Expense or        Reclass-
                                                                                  Lease         ifications or
                                               1996           Additions        Amortization     Dispositions         1997
                                               ----           ---------        ------------    --------------        ----
Net investment in operating leases           $ 21,853,800                        $ (4,560,013)    $ (6,026,137)     $11,267,650
Net investment in direct financing leases       3,680,949                          (1,047,681)        (253,672)       2,379,596
Net investment in leveraged leases                757,654                              28,225         (659,508)         126,371
Assets held for lease or sale                     419,898                                   -         (419,898)               -
Reserve for losses and impairments               (509,292)      $ (104,335)                 -                -         (613,627)
                                          ---------------- ----------------  ----------------- ---------------- ----------------
                                             $ 26,203,009       $ (104,335)      $ (5,579,469)    $ (7,359,215)    $ 13,159,990
                                          ================ ================  ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1996, additions and dispositions during 1997 and as of December 31, 1997:

                                    Balance                            Reclass-          Balance
                                 December 31,                        ifications or    December 31,
                                     1996            Additions       Dispositions         1997
                                     ----            ---------       ------------         ----
Mining                             $ 17,497,908                        $ (4,807,316)    $ 12,690,592
Manufacturing                        10,144,506                          (5,263,275)       4,881,231
Utilities                             3,946,886                                   -        3,946,886
Transportation                        3,923,808                            (163,482)       3,760,326
Printing                              3,454,353                            (409,694)       3,044,659
Food processing                       2,438,524                                   -        2,438,524
Medical                               2,155,489                                   -        2,155,489
Materials handling                    1,958,393                            (993,413)         964,980
Communications                          290,175                                   -          290,175
Other                                    65,695                                   -           65,695
Aircraft                              5,275,000                          (5,275,000)               -
                                ----------------  ----------------- ---------------- ----------------
                                     51,150,737                         (16,912,180)      34,238,557
Less accumulated depreciation       (29,296,937)      $ (4,560,013)      10,886,043      (22,970,907)
                                ----------------  ----------------- ---------------- ----------------
                                    $21,853,800        ($4,560,013)     ($6,026,137)     $11,267,650
                                ================  ================= ================ ================

Direct financing leases:

As of December 31, 1997, investment in direct financing leases consists of mining equipment, turbine generating units, and office furniture and fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997.

Total minimum lease payments receivable                           $2,000,256
Estimated residual values of leased equipment (unguaranteed)         834,458
                                                            -----------------
Investment in direct financing leases                              2,834,714
Less unearned income                                                (455,118)
                                                            -----------------
INet investment in direct financing leases                         $2,379,596
                                                            =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

Direct financing leases (continued):

At December 31, 1997, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

      Year ending                         Direct
     December 31,       Operating        Financing           Total
               1998      $ 3,851,765      $ 1,267,482        $ 5,119,247
               1999          364,941          546,645            911,586
               2000                -          144,416            144,416
               2001                -           23,836             23,836
               2002                -           17,877             17,877
                     ---------------- ----------------  -----------------
                         $ 4,216,706      $ 2,000,256        $ 6,216,962
                     ================ ================  =================

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Equipment under leveraged leases consists of coal mining and processing equipment. The net investment in leveraged leases at December 31, 1997 is as follows:

Aggregate rentals receivable                                         $ 173,606
Aggregate principal and interest payable on non-recourse loans        (172,539)
Estimated residual value of leased assets                              165,000
Less unearned income                                                   (39,696)
                                                              -----------------
Net investment in leveraged leases                                   $ 126,371
                                                              =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


4.  Non-recourse debt:


At December 31, 1997, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions of $2,497,392. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.8% to 11%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $6,992,485. The notes mature from 1998 through 2000.

Future minimum payments of non-recourse debt are as follows:

           Year ending
          December 31,       Principal        Interest            Total
                    1998      $ 2,083,685        $ 132,689        $ 2,216,374
                    1999          356,416           22,120            378,536
                    2000           57,291            2,374             59,665
                          ---------------- ----------------  -----------------
                              $ 2,497,392        $ 157,183        $ 2,654,575
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

The  General   Partners   and/or   Affiliates   earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows:

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1997 and 1996 were $660,774 and $722,425, respectively.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the Corporate General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The Corporate General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the Corporate General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

In 1997 and 1996, the Partnership reimbursed ATEL Financial Corporation $248,250 and $245,242, respectively, for costs incurred in the administration of Partnership business.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


5.  Related party transactions (continued):


Substantially all employees of the Corporate General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the Corporate General Partner. The Corporate General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.


6.  Partners' capital:

As of December 31, 1997, 7,376,284 Units were issued and outstanding (including the Units issued to the Initial Limited Partners.) The Partnership is authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to the 50 Units issued to the initial limited partners.

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

                                DECEMBER 31, 1997


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default.

As of December 31,  1997,  43%,  17% and 14% of the  Partnership's  lease assets
(based on equipment cost) were leased to lessees in the mining, electrical/electronics manufacturing and utilities industries, respectively. As of December 31, 1996, 19% of the Partnership's lease assets (based on equipment cost) was leased to lessees in the mining industry.

During 1997, two customers  comprised 16% and 15% of the Partnership's  revenues
from  leases.   During  1996,  no  customers   comprised  10%  or  more  of  the
Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the Corporate General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement (which has been increased to $105,000,000 through March 31, 1998) with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1997.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1997. At December 31, 1997, $17,754,812 was available under this agreement.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

Assets at cost                                                   $ 2,041,222
Accumulated depreciation at June 30, 1996                           (954,271)
                                                            -----------------
Book value of lease assets at June 30, 1996                        1,086,951
Reserve for impairment                                              (471,906)
                                                            -----------------
Carrying value at June 30, 1996                                      615,045
Deposits from lessee retained by Partnership                         (75,340)
                                                            -----------------
Excess of carrying value over deposits from lessee                   539,705
Gross sales proceeds                                                 957,680
                                                            -----------------
Gain on sale of assets                                             $ 417,975
                                                            =================

Non-recourse debt                                                $ 1,051,398
Gross sales proceeds used to extinguish non-recourse debt           (953,790)
                                                            -----------------
Extraordinary gain on extinguishment of debt                        $ 97,608
                                                            =================

Gross sales proceeds                                               $ 957,680
Gross sales proceeds used to extinguish non-recourse debt           (953,790)
                                                            -----------------
Net cash proceeds to Partnership                                     $ 3,890
                                                            =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


10. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $2,451,286.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their affiliates. The amount of such remuneration paid for the years ended December 31, 1997 and 1996 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.


Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,016,305), to ATEL Securities Corporation, an affiliate of the General Partners . Of this amount, $6,455,378 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 1997 were $3,508,152, the maximum allowable amount.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in Item 8 of this report for the amounts allocated to the general and Limited Partners in 1997 and 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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
                                 Name and Address of        Amount and Nature of             Percent
        Title of Class            Beneficial Owner          Beneficial Ownership            of Class

Limited Partnership Units    A. J. Batt                     Initial Limited Partner Units     0.0007%
                             235 Pine Street, 6th Floor     50 Units ($500)
                             San Francisco, CA 94104        (owned by daughters)

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

The Partnership owned a one-half undivided interest in the Falcon 50 aircraft on lease to ARR, Inc., a subsidiary of U. S. Surgical Corporation. The Partnership's interest in the asset was purchased from an unrelated third party on the same terms as that of the affiliated Partnership (ATEL Cash Distribution Fund IV, L.P.) which owned the remaining one-half interest. The aircraft was sold in 1997.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                   (a)  Financial Statements and Schedules

                            1. Financial Statements
                               Included in Part II of this report:
                               Report of Independent Auditors
                               Balance Sheet at December 31, 1997
                               Income statements for the years ended December
                                  31, 1997 and 1996
                               Statements  of Changes in  Partners'  Capital for
                                  the  years  ended  December  31,  1997  and
                                  1996
                               Statements  of Cash  Flows  for the  years  ended
                                  December  31,  1997 and 1996
                               Notes to  Financial Statements

                            2. Financial Statement Schedules
                               Allschedules  for which  provision is made in the
                                  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Reports on Form 8-K for the fourth quarter of 1997
                               None

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



      Date:                3/27/1998

                                     ATEL Cash Distribution Fund III, L.P.
                               (Registrant)


        By:  ATEL Financial Corporation,
             General Partner of Registrant



                         By:  /s/  A. J. Batt
                              -------------------------------------------------
                              A. J. Batt,
    President and Chief Executive Officer



        By:  /s/  A. J. Batt
             --------------------------------------------------
             A. J. Batt,
             General Partner of Registrant,
             President and Chief Executive Officer of
             ATEL Financial Corporation (General
             Partner)



        By:   /s/ Dean Cash
             --------------------------------------------------
             Dean Cash,
             General Partner of Registrant,
             Executive Vice President of ATEL
             Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE           CAPACITIES                                  DATE



/s/  A. J. Batt              General Partner of registrant;           3/27/1998
---------------------------- president, chairman and chief
      A. J. Batt             executive officer of ATEL
                             Financial Corporation




 /s/ Dean Cash               General Partner of registrant;           3/27/1998
---------------------------- executive vice president and
      Dean Cash              director of ATEL Financial
                             Corporation




/s/ F. Randall Bigony        Principal financial officer              3/27/1998
---------------------------- of registrant; principal
  F. Randall Bigony          financial officer of ATEL
                             Financial Corporation




/s/ Donald E. Carpenter      Principal accounting officer             3/27/1998
---------------------------- of registrant; principal
 Donald E. Carpenter         accounting officer of ATEL
                             Financial Corporation