Form 10QSB
period 1998-03-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1998-05-15
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended March 31, 1998

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

    MARCH 31, 1998
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                           $8,464,533

Accounts receivable                                                    554,182

Investments in leases                                               11,669,795
                                                               ----------------
Total assets                                                       $20,688,510
                                                               ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                   $2,042,399

Accrued interest                                                        18,832

Accounts payable:
     General Partners                                                   96,138
     Other                                                              81,726

Unearned operating lease income                                        151,782
                                                               ----------------
Total liabilities                                                    2,390,877

Partners' capital:
     General Partners                                                  176,178
     Limited partners                                               18,121,455
                                                               ----------------
Total partners' capital                                             18,297,633
                                                               ----------------
Total liabilities and partners' capital                            $20,688,510
                                                               ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                  1998            1997
                                                                  ----            ----
Revenues:
Lease revenues:
   Operating leases                                              $1,357,597       $2,034,284
   Direct financing leases                                           57,438           86,412
   Leveraged leases                                                   4,644           11,048
   Gain on sales of assets                                          203,742          232,839
Interest income                                                      92,295           24,641
Other                                                                 1,571              534
                                                             --------------- ----------------
                                                                  1,717,287        2,389,758
                                                             --------------- ----------------
Expenses:
Depreciation and amortization                                       815,475        1,329,795
Interest                                                             45,920          103,854
Equipment and partnership management fees to General Partners        83,578          148,742
Administrative cost reimbursements to General Partners               72,999           71,151
Provision for losses                                                 17,173           23,898
Professional fees                                                     2,596            3,431
Other                                                                22,853           38,577
                                                             --------------- ----------------
                                                                  1,060,594        1,719,448
                                                             --------------- ----------------
Net income                                                         $656,693         $670,310
                                                             =============== ================

Net income:
     General Partners                                                $6,567           $6,703
     Limited Partners                                               650,126          663,607
                                                             --------------- ----------------
                                                                   $656,693         $670,310
                                                             =============== ================

Net income per Limited Partnership unit                               $0.09            $0.09

Weighted average number of units outstanding                      7,376,284        7,376,284

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1998

                                           Limited Partners     General
                               Units           Amount           Partners          Total

Balance December 31, 1997       7,376,284      $19,628,128         $169,611      $19,797,739
Net income                                         650,126            6,567          656,693
Distributions                                   (2,156,799)               -       (2,156,799)
                          ---------------- ----------------  --------------- ----------------
Balance March 31, 1998          7,376,284      $18,121,455         $176,178      $18,297,633
                          ================ ================  =============== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                                              1998            1997
                                                                                              ----            ----
Operating activities:
Net income                                                                                     $656,693         $670,310

Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                                815,475        1,329,795
   Gain on sale of assets                                                                      (203,742)        (232,839)
   Leveraged lease income                                                                        (4,644)          (7,005)
   Provision for losses                                                                          17,173           23,898
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (329,147)         354,386
     Accounts payable, general partner                                                           23,599          (65,282)
     Accounts payable, other                                                                   (112,065)           8,950
     Accrued interest                                                                             6,990          (18,626)
     Unearned operating lease income                                                             (2,667)         262,179
                                                                                         --------------- ----------------
Net cash provided by operations                                                                 867,665        2,325,766
                                                                                         --------------- ----------------

Investing activities:
Proceeds from sales of lease assets                                                             566,161        1,049,374
Reductions of net investment in direct financing leases                                         299,772          315,959
                                                                                         --------------- ----------------
Net cash provided by investing activities                                                       865,933        1,365,333
                                                                                         --------------- ----------------

Financing activities:

Distributions to limited partners                                                            (2,156,799)      (2,085,382)
Repayments of non-recourse debt                                                                (454,993)      (1,265,927)
                                                                                         --------------- ----------------
Net cash used in financing activities                                                        (2,611,792)      (3,351,309)
                                                                                         --------------- ----------------

Net decrease in cash and cash equivalents                                                      (878,194)         339,790
Cash and cash equivalents at beginning of period                                              9,342,727        2,766,552
                                                                                         --------------- ----------------
Cash and cash equivalents at end of period                                                   $8,464,533       $3,106,342
                                                                                         =============== ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                                            $38,930         $122,480
                                                                                         =============== ================
Supplemental schedule of non-cash transactions:
Operating lease assets reclassified to direct financing lease assets                           $672,013
Less accumulated depreciation                                                                  (611,198)
                                                                                         ---------------
                                                                                                $60,815
                                                                                         ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


1. Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10KSB.


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

The Partnership's business consists of leasing various types of equipment. As of March 31, 1998, the terms of the Partnership's leases were for two to eight and one half years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclas-
                                      December 31,                          Lease        sifications and    March 31,
                                          1997           Additions      Amortization      Dispositions        1998
                                          ----           ---------      ------------     --------------       ----
Net investment in operating
   leases                                $11,267,650                         ($815,475)       ($463,572)      $9,988,603
Net investment in direct
   financing leases                        2,379,596                          (299,772)         101,153        2,180,977
Net investment in leveraged
   leases                                    126,371                             4,644                -          131,015
Reserve for losses and
   impairments                              (613,627)        ($17,173)               -                -         (630,800)
                                     ---------------- ---------------- ----------------  --------------- ----------------
                                         $13,159,990         ($17,173)     ($1,110,603)       ($362,419)     $11,669,795
                                     ================ ================ ================  =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarter ended March 31, 1998 and as of March 31, 1998.

                                December 31,                    1st Quarter        March 31,
                                  1997         Acquisitions     Dispositions         1998

Mining                           $12,690,592                                        $12,690,592
Utilities                          3,946,886                                          3,946,886
Manufacturing                      4,881,231                       ($1,099,749)       3,781,482
Printing                           3,044,659                                 -        3,044,659
Transportation                     3,760,326                        (1,313,606)       2,446,720
Food processing                    2,438,524                                 -        2,438,524
Medical                            2,155,489                                 -        2,155,489
Materials handling                   964,980                           (35,759)         929,221
Communications                       290,175                                 -          290,175
Other                                 65,695                                 -           65,695
                             ---------------- ----------------  --------------- ----------------
                                  34,238,557                        (2,449,114)      31,789,443
Less accumulated depreciation    (22,970,907)       ($815,475)       1,985,542      (21,800,840)
                             ---------------- ----------------  --------------- ----------------
                                 $11,267,650        ($815,475)       ($463,572)      $9,988,603
                             ================ ================  =============== ================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

       Year ending                       Direct
      December 31,     Operating        Financing          Total
              1998       $2,633,678         $950,612       $3,584,290
              1999          487,141          546,645        1,033,786
              2000          120,240          144,416          264,656
              2001           20,000           23,836           43,836
              2002                -           17,877           17,877
                    ---------------- ----------------  ---------------
                         $3,261,059       $1,683,386       $4,944,445
                    ================ ================  ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.2%.

Future minimum principal payments of non-recourse debt are as follows:

             Year ending
            December 31,     Principal        Interest           Total

                    1998       $1,628,692          $93,759       $1,722,451
                    1999          356,416           22,120          378,536
                    2000           57,291            2,374           59,665
                          ---------------- ----------------  ---------------
                               $2,042,399         $118,253       $2,160,652
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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                     1998            1997
                                                                                     ----            ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues
from full payout leases, as defined in the Limited Partnership Agreement).             $83,578         $148,742

Administrative costs reimbursed to General Partner                                      72,999           71,151
                                                                                --------------- ----------------
                                                                                      $156,577         $219,893
                                                                                =============== ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

The Partnership had no borrowings under the agreement during 1998.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Capital Resources and Liquidity

During the first quarter of 1998 and 1997, the Partnership's primary source of cash was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from the sales of lease assets exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and the proceeds from the sales of lease assets.

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

As of March 31, 1998, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at March 31, 1998 was approximately $2,042,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1998, there were no commitments to purchase additional lease assets.

The Partnership made distributions of cash from 1998 first quarter operations in February, March and April 1998. The distributions were paid either monthly in the amounts of $.125 in February, March and April 1998 or quarterly in the amount of $.375 in April 1998.

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

Cash flows from operations decreased by $1,458,101 compared to 1997. The decrease resulted from a decrease in operating lease revenues. In both years, the primary operating source of cash was operating lease revenues.

Cash flows provided by investing activities decreased by $499,401 compared to 1997. Proceeds from the sales of assets decreased from $1,049,374 in 1997 to $566,160 in 1998, a decrease of $483,214. Asset sales are not currently expected to be consistent from one period to another as they do not occur at regular intervals nor do assets come off lease in steady amounts from one period to another. Overall cash flows from direct financing leases decreased by $45,161, including both the portion recognized as revenues and the portion applied to reduce the net investment in direct financing leases. The decrease is due to scheduled lease terminations and related asset sales.

There were no financing sources of cash in 1997 or 1998. Payments of non-recourse debt have decreased as a result of certain of the non-recourse notes being fully paid off since the first quarter of 1997. All of the debt payments were made as scheduled.


Results of Operations

Operations in the first quarter of 1998 resulted in net income of $656,693 compared to $670,310 in 1997.

Operating lease revenues declined from $2,034,284 in 1997 to $1,357,597 in 1998. The decrease is the result of scheduled lease terminations and subsequent sales of the related lease assets. Interest income increased as a result of higher cash balances during the first quarter of 1998 compared to the same period in 1997.

Depreciation and amortization expense decreased by $514,320 compared to 1997. The decrease resulted from sales of assets which were previously on operating leases. Interest expense has decreased as the Partnership has made scheduled debt payments and has reduced the overall amounts of its non-recourse debt since 1997.

Management fees are related to the Partnership's revenues and have decreased as a result of the decreases of those revenues compared to 1997.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

    (a) Documents filed as a part of this report

      1.Financial Statements

        Included in Part I of this report:

        Balance Sheet, March 31, 1998

        Income statements for the three month periods ended March 31, 1998 and
          1997

        Statements of changes in partners' equity for the three months ended
          March 31, 1997

        Statements of cash flows for the three month periods ended March 31, 1998 and 1997

        Notes to the Financial Statements

      2.Financial Statement Schedules

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

Date:
May 12, 1998

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                                 By: /s/ A. J. Batt
                                     -------------------------------------------
                                     A. J. Batt
                                     General Partner of registrant



                                 By: /s/ Dean L. Cash
                                     -------------------------------------------
                                     Dean L. Cash
                                     General Partner of registrant



                                 By: /s/ F. Randall Bigony
                                     -------------------------------------------
                                     F. Randall Bigony
                                     Principal financial officer and of
                                     registrant



                                 By: /s/ Donald E. Carpenter
                                     -------------------------------------------
                                     Donald E. Carpenter
                                     Principal accounting officer of registrant