Form 10QSB
period 1998-06-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1998-08-13
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1998
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                       $8,614,937

Accounts receivable                                                182,041

Investments in leases                                            8,443,803
                                                            ---------------
                                                               $17,240,781
                                                            ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                               $1,093,366

Accrued interest                                                     5,542

Accounts payable:
     Other                                                         337,270

Unearned operating lease income                                    212,684
                                                            ---------------

Total liabilities                                                1,648,862

Partners' capital:
     General partners                                              176,797
     Limited partners                                           15,415,122
                                                            ---------------
Total partners' capital                                         15,591,919
                                                            ---------------
                                                               $17,240,781
                                                            ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                              Six Months Ended              Three Months Ended
                                                                  June 30,                         June 30,
Revenues:                                                 1998             1997             1998             1997
                                                          ----             ----             ----             ----
Lease revenues:
   Operating leases                                       $2,293,569       $3,986,005         $935,972      $1,951,721
   Direct financing leases                                   140,512          166,177           83,074          79,765
   Leveraged leases                                            9,287           22,096            4,643          11,048
   (Loss) gain on sales of assets                            (74,584)         608,324         (278,326)        375,485
Interest income                                              198,327           53,776          106,032          29,135
Other                                                          3,957              750            2,386             216
                                                     ---------------- ---------------- ---------------- ---------------
                                                           2,571,068        4,837,128          853,781       2,447,370
                                                     ---------------- ---------------- ---------------- ---------------
Expenses:
Depreciation                                               1,385,502        2,583,530          570,027       1,253,735
Equipment and partnership management fees                    176,440          294,161           92,862         145,419
Administrative cost reimbursements                           109,547          124,978           36,548          53,827
Interest expense                                              77,378          200,192           31,458          96,338
Taxes                                                         42,570           73,732           42,570          73,732
Other                                                         36,080           64,501           13,227          25,924
Provision for losses                                          17,173           34,095                -          10,197
Professional fees                                              7,767           12,698            5,171           9,267
                                                     ---------------- ---------------- ---------------- ---------------
                                                           1,852,457        3,387,887          791,863       1,668,439
                                                     ---------------- ---------------- ---------------- ---------------
Net Income                                                  $718,611       $1,449,241          $61,918        $778,931
                                                     ================ ================ ================ ===============

Net income:
     General partners                                         $7,186          $14,492             $619          $7,789
     Limited partners                                        711,425        1,434,749           61,299         771,142
                                                     ---------------- ---------------- ---------------- ---------------
                                                            $718,611       $1,449,241          $61,918        $778,931
                                                     ================ ================ ================ ===============

Net income per limited partnership unit                        $0.10            $0.19            $0.01           $0.10

Weighted average number of units
   outstanding                                             7,376,284        7,376,284        7,376,284       7,376,284


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1998
                                   (Unaudited)

                                                                     Limited Partners      General
                                                          Units           Amount          Partners          Total
Balance December 31, 1997                                  7,376,284      $19,628,128         $169,611     $19,797,739
Distributions to limited partners                                          (4,924,431)                      (4,924,431)
Net income                                                                    711,425            7,186         718,611
                                                     ---------------- ---------------- ---------------- ---------------
Balance June 30, 1998                                      7,376,284      $15,415,122         $176,797     $15,591,919
                                                     ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997

                                   (Unaudited)

                                                             Six Months Ended                Three Months Ended
                                                                  June 30,                         June 30,
                                                          1998             1997             1998             1997
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                  $718,611       $1,449,241          $61,918        $778,931

Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation                                          1,385,502        2,583,530          570,027       1,253,735
     Leveraged lease income                                   (9,287)         148,692           (4,643)        155,697
     Gain on sales of assets                                  74,584         (608,324)         278,326        (375,485)
     Provision for losses                                     17,173           34,095                -          10,197
   Changes in operating assets and liabilities:
      Accounts receivable                                     42,994          592,113          372,141         237,727
      Accounts payable, general partner                      (72,539)         (58,492)         (96,138)          6,790
      Accounts payable, other                                143,479          (31,595)         255,544         (40,545)
      Accrued interest                                        (6,300)         (41,430)         (13,290)        (22,804)
      Unearned operating lease income                         58,235          127,093           60,902        (135,086)
                                                     ---------------- ---------------- ---------------- ---------------
Net cash provided by operating activities                  2,352,452        4,194,923        1,484,787       1,869,157
                                                     ---------------- ---------------- ---------------- ---------------

Investing activities:

Proceeds from sales of lease assets                        2,799,814        2,343,433        2,233,653       1,294,059
Reduction in net investment in direct
   financing leases                                          448,401          607,460          148,629         291,501
                                                     ---------------- ---------------- ---------------- ---------------

Net cash provided by investing activities                  3,248,215        2,950,893        2,382,282       1,585,560
                                                     ---------------- ---------------- ---------------- ---------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997

                                   (Unaudited)

                                                             Six Months Ended                Three Months Ended
                                                                June 30,                         June 30,
                                                                --------                         --------
                                                          1998             1997             1998             1997
                                                          ----             ----             ----             ----
Financing activities:

Distributions to limited partners                         (4,924,431)      (3,929,371)      (2,767,632)     (1,843,989)
Repayments of long-term non-recourse debt                 (1,404,026)      (2,450,160)        (949,033)     (1,184,233)
                                                     ---------------- ---------------- ---------------- ---------------

Net cash used in financing activities                     (6,328,457)      (6,379,531)      (3,716,665)     (3,028,222)
                                                     ---------------- ---------------- ---------------- ---------------

Net increase (decrease) in cash and
   cash equivalents                                         (727,790)         766,285          150,404         426,495
Cash and cash equivalents at
   beginning of period                                     9,342,727        2,766,552        8,464,533       3,106,342
                                                     ---------------- ---------------- ---------------- ---------------
Cash and cash equivalents at end of
   period                                                 $8,614,937       $3,532,837       $8,614,937      $3,532,837
                                                     ================ ================ ================ ===============

Supplemental disclosures of cash flow information:
Cash paid during period for interest                         $77,378         $200,192          $31,458         $96,338
                                                     ================ ================ ================ ===============

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1998, the Partnership's leases were for terms of six months to eight years and nine months.

Pursuant to the Agreement of Limited  Partnership,  the General Partners receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5.)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                        Expense or        Reclass-
                                  December 31,                         Amortization     ifications &       June 30,
                                        1997            Additions        of Leases      Dispositions         1998
                                        ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                               $11,267,650                       ($1,385,502)     ($3,052,521)     $6,829,627
Net investment in direct
   financing leases                       2,379,596                          (448,401)        (576,872)      1,354,323
Net investment in leveraged
   leases                                   126,371                             9,287                -         135,658
Equipment held for sale or
   lease                                          -                                 -          754,995         754,995
Reserve for losses                         (613,627)        ($17,173)               -                -        (630,800)
                                  ------------------ ---------------- ---------------- ---------------- ---------------
                                        $13,159,990         ($17,173)     ($1,824,616)     ($2,874,398)     $8,443,803
                                  ================== ================ ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarters ended March 31, 1998 and June 30, 1998 and as of June 30, 1998.

                                                       Reclassifications &
                               December 31,              Dispositions               June 30,
                                   1997          1st Quarter      2nd Quarter         1998
                                   ----          -----------      -----------         ----
Mining                            $12,690,592                       ($6,070,379)     $6,620,213
Utilities                           3,946,886                                 -       3,946,886
Manufacturing                       4,881,231      ($1,099,749)        (346,794)      3,434,688
Printing                            3,044,659                -                -       3,044,659
Transportation                      3,760,326       (1,313,606)               -       2,446,720
Food processing                     2,438,524                -                -       2,438,524
Medical                             2,155,489                -                -       2,155,489
Materials handling                    964,980          (35,759)        (632,656)        296,565
Communications                        290,175                -                -         290,175
Other                                  65,695                -          (37,182)         28,513
                              ---------------- ---------------- ---------------- ---------------
                                   34,238,557       (2,449,114)      (7,087,011)     24,702,432
Less accumulated depreciation     (22,970,907)       1,170,067        3,928,035     (17,872,805)
                              ---------------- ---------------- ---------------- ---------------
                                  $11,267,650      ($1,279,047)     ($3,158,976)     $6,829,627
                              ================ ================ ================ ===============

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                 Year ending      Direct
                December 31,     Financing        Operating          Total
                        1998         $378,242       $1,674,911       $2,053,153
                        1999          546,645          605,387        1,152,032
                        2000          144,416          238,486          382,902
                        2001           23,837           59,415           83,252
                        2002           17,877                -           17,877
                              ---------------- ---------------- ----------------
                                   $1,111,017       $2,578,199       $3,689,216
                              ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.66% to 11.3%.

Future minimum principal and interest payments of long-term non-recourse debt as of June 30, 1998 are as follows:

                Year ending
               December 31,     Principal        Interest           Total
                       1998         $679,659          $41,748         $721,407
                       1999          356,416           22,120          378,536
                       2000           57,291            2,374           59,665
                             ---------------- ---------------- ----------------
                                  $1,093,366          $66,242       $1,159,608
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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                   1998             1997
                                                   ----             ----
Reimbursement of administrative costs                $109,547        $124,978

Incentive and equipment management fees               176,440         294,161
                                              ---------------- ---------------
                                                     $285,987        $419,139
                                              ================ ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1998.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during the first six months of 1998 were proceeds from sales of assets and lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of June 30, 1998, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at June 30, 1998 was $1,093,366. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1998, there were no such commitments.

The Partnership made distributions of cash from 1998 first quarter operations in February, March and April 1998. The Partnership made distributions of cash from 1998 second quarter operations in May, June and July 1998. The amounts of the monthly distributions were each $0.125 per Unit. The amounts of the quarterly distributions were each $0.375 per Unit. These distributions represent an annualized distribution rate of 15.0%.

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows, 1998 vs. 1997:

Six months:

Cash flows from operations decreased due to decreases in lease rents compared to 1997. The decreases were due to lease asset sales since the second quarter of 1997.

Cash flows from the sales of assets increased by $456,381 compared to 1997. The increase was due to larger amounts of lease maturities and resulting sales. The original cost of such assets sold increased to approximately $9,500,000 in 1998 from approximately $5,700,000 in 1997. Cash flows from the reduction of the Partnership's net investment in direct financing leases decreased compared to 1997 as a result of equipment sales over the last twelve months.

There were no financing sources of cash flows in 1998 or 1997. Distributions to limited partners increased compared to 1997 due an increase in the annualized distribution rates compared to 1997. Debt payments for the six month period decreased due to scheduled debt payments.

Three months:

Cash flows from operations decreased in the three month period for the same reasons noted above for the six month period.

Cash flows from investing activities in both 1997 and 1998 consisted of proceeds from sales of assets and from reductions in the Partnership's net investment in direct financing leases. Proceeds from the sales of assets increased due to larger amounts of sales activities. Direct financing lease rents decreased for the same reasons as noted above for the six month period.

There were no financing sources of cash in 1997 or 1998. Debt payments decreased for the same reasons as noted above for the six month period.

Results of Operations

Operations in the second quarter of 1998 resulted in net income of $61,918 compared to $778,931 in 1997. Net income for the first six months of 1998 was $718,611 compared to $1,449,241 in 1997.

1998 vs. 1997:

Lease revenues decreased in both the three and six month periods compared to the prior year. This is the result of asset sales since June 30, 1997. Interest income has increased from 1997 to 1998 for both the three and six month periods. This a direct consequence of having maintained higher average cash balances during the 1998 periods than in the 1997 periods.

Operating lease revenues have shown a net decrease for both the three and six month periods. The original cost of the underlying assets has decreased from $45,449,709 at June 30, 1997 to $24,702,432 at June 30, 1998. The decreased amounts of equipment owned by the Partnership also gave rise to the decrease in depreciation expense.

As scheduled debt payments have been made, debt balances have been reduced and this has caused interest expense to decline from 1997 to 1998.

Management fees are based on distributions of cash of generated by operations to the limited partners and on lease rents. Although distributions have been increased, the primary source of the distributions is from the proceeds of asset sales, on which no management fees are being paid. Lease rents have also declined. As a result, management fees have decreased compared to 1997.

Other

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheet, June 30, 1998.

                       Income statement for the six and three month periods ended June 30, 1998 and 1997.

                       Statement of changes in partners' equity for the six month period ended June 30, 1998.

                       Statements of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

Date:
August 12, 1998

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