Form 10QSB
period 1998-09-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1998-11-10
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended September 30, 1998

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.                     Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                 BALANCE SHEETS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                           $7,971,365

Accounts receivable                                                    191,289

Investment in leases                                                 7,394,730
                                                               ----------------
                                                                   $15,557,384
                                                               ================



                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                     $875,694
Accrued interest                                                         8,196
Accounts payable:
     General Partners                                                   30,999
     Other                                                           1,370,814
Unearned operating lease income                                        118,545
                                                               ----------------
Total liabilities                                                    2,404,248

Partners' capital:
     General Partners                                                  180,076
     Limited Partners                                               12,973,060
                                                               ----------------
Total partners' capital                                             13,153,136
                                                               ----------------
                                                                   $15,557,384
                                                               ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                                   Nine Months Ended           Three Months Ended
                                                                           September 30,                         September 30,
                                                                           -------------                         -------------
                                                               1998              1997               1998              1997
                                                               ----              ----               ----              ----
Revenues:
Lease income:
   Operating                                                  $3,134,750         $5,647,733           $841,181        $1,661,728
   Direct financing                                              211,082            228,725             70,570            62,548
   Leveraged                                                      13,930             29,461              4,643             7,365
   (Loss) gain on sales of assets                                (37,875)           608,992             36,709               668
Other                                                             24,272              1,701             20,315               951
Interest income                                                  302,393             92,500            104,066            38,724
                                                          ---------------   ----------------   ----------------  ----------------
                                                               3,648,552          6,609,112          1,077,484         1,771,984
                                                          ---------------   ----------------   ----------------  ----------------
Expenses:
Depreciation                                                   1,953,426          3,609,021            567,924         1,025,491
Interest expense                                                  98,487            259,436             21,109            59,244
Management fees                                                  257,236            415,165             80,796           121,004
Administrative cost reimbursements                               168,747            192,612             59,200            67,634
Professional fees                                                 20,546             26,538             12,779            13,840
Provision for losses                                              17,173             43,337                  -             9,242
Taxes                                                             28,746             75,738            (13,824)            2,006
Other                                                             57,652             77,090             21,572            12,589
                                                          ---------------   ----------------   ----------------  ----------------
                                                               2,602,013          4,698,937            749,556         1,311,050
                                                          ---------------   ----------------   ----------------  ----------------
Net income                                                     1,046,539          1,910,175            327,928           460,934
                                                          ===============   ================   ================  ================
Net income:
     General Partners                                            $10,465            $19,102             $3,279            $4,609
     Limited Partners                                          1,036,074          1,891,073            324,649           456,325
                                                          ---------------   ----------------   ----------------  ----------------
                                                              $1,046,539         $1,910,175           $327,928          $460,934
                                                          ===============   ================   ================  ================

Net income per limited partnership unit                            $0.14              $0.26              $0.04             $0.06

Weighted average number of units
   outstanding                                                 7,376,284          7,376,284          7,376,284         7,376,284






                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                                  Limited Partners         General
                                      Units             Amount            Partners            Total
Balance December 31, 1997              7,376,284        $19,628,128           $169,611       $19,797,739
Distributions to limited partners                        (7,691,142)                 -        (7,691,142)
Net income                                                1,036,074             10,465         1,046,539
                                  ---------------   ----------------   ----------------  ----------------
Balance September 30, 1998             7,376,284        $12,973,060           $180,076       $13,153,136
                                  ===============   ================   ================  ================











                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                                 Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                               1998              1997               1998              1997
                                                               ----              ----               ----              ----
Operating activities:
Net income                                                    $1,046,539         $1,910,175           $327,928          $460,934

Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation                                              1,953,426          3,609,021            567,924         1,025,491
     Leveraged lease income                                      (13,930)           141,883             (4,643)           (6,809)
     Loss (gain) on sales of assets                               37,875           (608,992)           (36,709)             (668)
     Provision for losses                                         17,173             43,337                  -             9,242
Changes in operating assets and liabilities:
   Accounts receivable                                            33,746            312,765             (9,248)         (279,348)
   Accounts payable, General Partner                             (41,540)            17,396             30,999            75,888
   Accounts payable, other                                     1,177,023           (135,245)         1,033,544          (103,650)
   Accrued interest                                               (3,646)           (31,027)             2,654            10,403
   Deposits due to lessees                                             -                  -                                    -
   Unearned operating lease income                               (35,904)            44,996            (94,139)          (82,097)
                                                          ---------------   ----------------   ----------------  ----------------
Net cash provided by operations                                4,170,762          5,304,309          1,818,310         1,109,386
                                                          ---------------   ----------------   ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                               3,203,765          3,012,880            403,951           669,447
Reduction in net investment in direct financing
   leases                                                        566,951            908,501            118,550           301,041
                                                          ---------------   ----------------   ----------------  ----------------
Net cash provided by investing activities                      3,770,716          3,921,381            522,501           970,488
                                                          ---------------   ----------------   ----------------  ----------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                               1998              1997               1998              1997
                                                               ----              ----               ----              ----
Financing activities:
Repayments of non-recourse debt                               (1,621,698)        (2,903,015)          (217,672)         (452,855)
Distributions to limited partners                             (7,691,142)        (5,773,489)        (2,766,711)       (1,844,118)
                                                          ---------------   ----------------   ----------------  ----------------

Net cash used in financing activities                         (9,312,840)        (8,676,504)        (2,984,383)       (2,296,973)
                                                          ---------------   ----------------   ----------------  ----------------
Net increase (decrease) in cash and cash
   equivalents                                                (1,371,362)           549,186           (643,572)         (217,099)
Cash and cash equivalents at beginning
   of period                                                   9,342,727          2,766,552          8,614,937         3,532,837
                                                          ---------------   ----------------   ----------------  ----------------

Cash and cash equivalents at end of period                    $7,971,365         $3,315,738         $7,971,365        $3,315,738
                                                          ===============   ================   ================  ================

Supplemental disclosures of cash flow information:

Cash paid for interest                                           $98,487           $259,436            $21,109           $59,244
                                                          ===============   ================   ================  ================


                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                              Expense or          Reclass-
                                       December 31,                          Amortization       ifications &      September 30,
                                           1997             Additions          of Leases        Dispositions          1998
                                           ----             ---------          ---------       --------------         ----
Net investment in operating
   leases                                  $11,267,650                          ($1,953,426)       ($3,353,557)       $5,960,667
Net investment in direct
   financing leases                          2,379,596                             (566,951)          (576,872)        1,235,773
Net investment in leveraged
   leases                                      126,371                               13,930                  -           140,301
Equipment held for sale or lease                     -                                    -            688,789           688,789
Reserve for losses                            (613,627)         ($17,173)                 -                  -          (630,800)
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                           $13,159,990          ($17,173)       ($2,506,447)       ($3,241,640)       $7,394,730
                                     ==================   ===============   ================   ================  ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1998 and as of September 30, 1998.

                                       December 31,           --------------- Dispositions ---------------        September 30,
                                           1997            1st Quarter        2nd Quarter        3rd Quarter          1998

Mining                                     $12,690,592                          ($6,070,379)       ($1,069,657)       $5,550,556
Utilities                                    3,946,886                                    -                  -         3,946,886
Manufacturing                                4,881,231       ($1,099,749)          (346,794)                 -         3,434,688
Printing                                     3,044,659                 -                  -                  -         3,044,659
Transportation                               3,760,326        (1,313,606)                 -                  -         2,446,720
Food processing                              2,438,524                 -                  -                  -         2,438,524
Medical                                      2,155,489                 -                  -                  -         2,155,489
Materials handling                             964,980           (35,759)          (632,656)                 -           296,565
Communications                                 290,175                 -                  -                  -           290,175
Other                                           65,695                 -            (37,182)                 -            28,513
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                            34,238,557        (2,449,114)        (7,087,011)        (1,069,657)       23,632,775
Less accumulated
   depreciation                            (22,970,907)        1,170,067          3,928,035            200,697       (17,672,108)
                                     ------------------   ---------------   ----------------   ----------------  ----------------
                                           $11,267,650       ($1,279,047)       ($3,158,976)         ($868,960)       $5,960,667
                                     ==================   ===============   ================   ================  ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                         Operating            Financing            Total

Three months ending December 31, 1998        $965,37298         $192,662         $1,158,034
        Year ending December 31, 1999           664,724            546,645          1,211,369
                                 2000           238,486            140,876            379,362
                                 2001            59,415             23,836             83,251
                                 2002                 -             17,877             17,877
                                         ---------------   ----------------   ----------------
                                             $1,927,997           $921,896         $2,849,893
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

Future minimum principal payments of non-recourse debt as of September 30, 1998 are as follows:

                                           Principal          Interest             Total

Three months ending December 31, 1998          $461,987            $23,350           $485,337
        Year ending December 31, 1999           356,416             22,120            378,536
                                 2000            57,291              2,374             59,665
                                         ---------------   ----------------   ----------------
                                               $875,694            $47,844           $923,538
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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                             1998              1997
                                             ----              ----
Reimbursement of administrative costs          $168,747          $192,612
Incentive and equipment management fees         257,236           415,165
                                        ----------------  ----------------
                                               $425,983          $607,777
                                        ================  ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


5.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on November 28, 1999. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1998.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1998.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the third quarter of 1998, the Partnership's primary sources of liquidity were proceeds from sales of assets and from operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

In the event the Partnership's reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of September 30, 1998, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at September 30, 1998 was approximately $875,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender for a lessee default will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on November 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1998, there were no such commitments.

The Partnership made distributions of cash from 1998 first quarter operations in February, March and April 1998. The Partnership made distributions of cash from 1998 second quarter operations in May, June and July 1998. The Partnership made distributions of cash from 1998 third quarter operations in August, September and October 1998. The amounts of the monthly distributions were each $0.125 per Unit. The amounts of the quarterly distributions were each $0.375 per Unit. These distributions represent an annualized distribution rate of 15.0%.

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

1998 vs. 1997 - nine months

During the nine month period ended September 30, 1998, the Partnership's primary source of cash from operating activities was lease rents. Lease rents have decreased compared to the prior year as a result of scheduled lease terminations and asset sales in the last year.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets. Proceeds from sales of assets increased by $190,885 compared to 1997. Asset sales have increased as more leases matured and the related assets were subsequently sold. Asset sales are not expected to be consistent from one period to another. Cash flows from direct financing leases have also decreased as a result of lease terminations and asset sales.

In 1998 and 1997, there were no financing sources of cash. Repayments of non-recourse debt have decreased due to scheduled debt payments. Distributions to limited partners have increased due to an increase in the per Unit distribution rates compared to 1997.

1998 vs. 1997 - three months

During the third quarter, the Partnership's primary source of cash from operations was operating lease rents.

Sources of cash from investing activities consisted primarily of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets as noted above for the nine month period. These cash flows decreased compared to 1997 for the reasons noted above for the nine month period.

In 1998 and 1997, there were no financing sources of cash. Repayments of non-recourse debt have decreased and distributions to limited partners increased compared to 1997 for the reasons noted above for the nine month period.


Results of Operations

Operations in the third quarter of 1998 resulted in net income of $327,928 compared to $460,934 in 1997. Net income for the first nine months of 1998 was $1,046,539 compared to $1,910,175 in 1997.

1998 vs. 1997

Nine months:

Operating lease revenues decreased by $2,512,983 compared to 1997 and depreciation expense decreased by $1,655,595. Both of these decreases are due to scheduled terminations of operating leases over the last year and the subsequent sales of the related assets.

Interest expense has decreased due to scheduled reductions of debt balances in the nine month period.

Management fees are based on the Partnership's revenues and its distributions to its Limited Partners. Lease revenues decreased compared to 1997. This decrease resulted in a decrease in management fees of approximately $158,000.

Three months:

Operating lease revenues decreased by $820,547 compared to 1997. Direct financing lease revenues increased $8,022 compared to 1997. The decreases in operating lease revenues are related to the maturing of the underlying operating leases and subsequent sales of the assets or renewals classified as direct financing leases. Such reclassifications led to the small increase in direct finance lease revenues. Gains or losses on equipment sales have fluctuated significantly for the reasons noted above.

Depreciation expense decreased by $457,567 from 1997 to 1998 for the three month periods. This decrease resulted from the factors discussed above as they related to the nine month period. Management fees also decreased by $40,208 due to the factors noted above relating to the nine month period.


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

Item 5.                     OTHER INFORMATION.

                              Inapplicable.

Item 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

                        (a) Documents filed as a part of this report
                          1. Financial Statements Included in Part I of this report:

                              Balance Sheet, September 30, 1998.

                              Income statements for the nine and three month periods ended September 30, 1998 and 1997.

                              Statement of changes in partners' capital for the nine month period ended September 30, 1998.

                              Statements of cash flows for the nine and three month periods ended September 30, 1998 and 1997.

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

Date:
November 10, 1998

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