Form 10KSB
period 1998-12-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1999-03-31
CIK 856123

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                    For the Year Ended December 31, 1998

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

                                     PART I

Item 1.  BUSINESS

General Development of Business

ATEL Cash Distribution Fund III, L.P. (the Partnership), was formed under the laws of the State of California in September 1989. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partners of the Partnership are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

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


Narrative Description of Business

The Partnership has acquired various types of equipment to lease pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partners that no more than 30% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1998, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

The General Partners will seek to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period. During 1998, one lessee accounted for 25% of the Partnership's lease revenues. During 1997, two lessees accounted for 16% and 15% of the Partnership's lease revenues.

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


Equipment Dispositions:

Through December 31, 1998, the Partnership has disposed of certain leased assets as set forth below:

                                                                               Excess of
       Type of                    Original Equipment Cost,                    Rents Over
      Equipment                  Excluding Acquisition Fees  Sale Price       Expenses *

Transportation                   $ 12,994,117                 $ 8,334,481      $ 13,439,654
Other                              10,028,731                   8,084,720         8,207,275
Mining                              9,538,330                   5,490,272         6,368,299
Earth moving                        8,455,362                   3,446,574         9,351,635
Point-of-sale                       6,358,094                   3,775,309         5,947,266
Food processing                     6,014,685                   2,406,813         6,061,124
Manufacturing                       5,861,028                   2,091,477         6,543,232
Materials handling                  5,251,534                   1,618,637         5,772,355
Furniture & fixtures                3,195,613                   1,366,326         2,375,001
Commercial aircraft                 2,322,136                   1,656,694           226,541
                               ---------------             ---------------  ----------------
                                 $ 70,019,630                 $38,271,304      $ 64,292,382
                               ===============             ===============  ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1998 and the industries to which the assets have been leased.

                                        Purchase price excluding  Percentage of total
         Asset types                        acquisition fees         acquisitions
         -----------                        ----------------         ------------
Earth moving                                      $24,102,343                  24.19%
Mining                                             10,018,844                  10.06%
Over-the-road tractors and trailers                 9,009,547                   9.04%
Other                                               8,342,298                   8.37%
Aircraft                                            7,571,020                   7.60%
Material handling                                   7,355,483                   7.38%
Point-of-sale                                       6,343,897                   6.37%
Food processing                                     5,947,041                   5.97%
Furniture, fixtures and equipment                   4,874,797                   4.89%
Utility                                             4,854,844                   4.87%
Chemicals manufacturing                             4,504,918                   4.52%
Printing                                            3,756,764                   3.77%
Medical                                             2,155,489                   2.16%
Railroad locomotives                                  792,657                   0.81%
                                               ---------------        ----------------
                                                  $99,629,942                 100.00%
                                               ===============        ================

                                        Purchase price excluding  Percentage of total
  Industry of lessee                        acquisition fees         acquisitions
  ------------------                        ----------------         ------------
Mining, coal                                      $30,687,214                  30.80%
Foods & food processing                             9,321,102                   9.36%
Manufacturing of auto/truck parts                   7,455,451                   7.48%
Retail, general                                     6,834,152                   6.86%
Utilities                                           5,696,857                   5.72%
Manufacturing, medical instruments                  5,275,000                   5.29%
Manufacturing, other                                5,095,798                   5.11%
Transportation, trucking                            4,896,425                   4.91%
Chemicals                                           4,384,918                   4.40%
Printing                                            3,756,764                   3.77%
Insurance                                           2,833,575                   2.84%
Mining, metals                                      2,591,961                   2.60%
Transportation, commercial air                      2,296,020                   2.30%
Medical                                             2,155,489                   2.16%
Retail, foods                                       2,112,747                   2.12%
Retail, apparel                                     2,041,222                   2.05%
Oil & gas                                             874,180                   0.88%
Transportation, rail                                  792,657                   0.80%
Primary metals                                        408,410                   0.41%
Electronics                                           120,000                   0.14%
                                               ---------------        ----------------
                                                  $99,629,942                 100.00%
                                               ===============        ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1998, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 1998, a total of 5,075 investors were record holders of Units in the Partnership.

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

The rates for monthly distributions from 1998 operations were $.125 per Unit for monthly distributions made from February through December 1998 and in January 1999. The rates for quarterly distributions made in April, July and October 1998 and in January 1999 were $.375 per Unit. Total distributions were $1.50 per Unit. Distributions were from cash flows from operations and sales proceeds in 1998.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                    1998             1997             1996             1995             1994
                                                    ----             ----             ----             ----             ----
Distributions of net income                            $ 0.98           $ 0.58            $ 0.38           $ 0.27           $ 0.23
Return of investment                                     0.44             0.45              0.87             1.13             1.15
                                               ---------------  --------------- ----------------- ---------------- ----------------
Distributions per unit                                   1.42             1.03              1.25             1.40             1.38
Differences due to timing of distributions               0.08            (0.03)            (0.03)               -             0.02
                                               ---------------  --------------- ----------------- ---------------- ----------------
Nominal distribution rates from above                  $ 1.50           $ 1.00            $ 1.22           $ 1.40           $ 1.40
                                               ===============  =============== ================= ================ ================

Limited Partners may elect to receive distributions on a monthly basis. Owners of 2,000 or more units may make the election without charge. Owners of less than 2,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                    1998             1997             1996             1995             1994
                                                    ----             ----             ----             ----             ----
Gross Revenues                                    $11,007,336      $10,433,457      $ 11,709,770     $ 14,332,795      $14,368,274
Net income                                        $ 7,293,197      $ 4,334,639       $ 2,851,478      $ 2,032,662      $ 1,688,646
Weighted average Units outstanding                  7,376,201        7,376,934         7,376,934        7,378,884        7,379,447
Net income per Unit, based on
   weighted average Units outstanding                  $ 0.98           $ 0.58            $ 0.38           $ 0.27           $ 0.23
Distributions per Unit, based on
   weighted average Units outstanding                  $ 1.42           $ 1.03            $ 1.25           $ 1.40           $ 1.38
Total Assets                                      $17,582,514      $22,727,752      $ 29,791,041     $ 41,900,878      $54,727,541
Non-recourse Debt                                   $ 413,707      $ 2,497,392       $ 6,068,326     $ 11,451,641      $15,675,776
Total Partners' Capital                           $16,630,778      $19,797,739      $ 23,081,480     $ 29,451,915      $37,757,442

In 1997 and 1996, distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.


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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partners' success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. As of December 31, 1998 the Partnership had no borrowings under this line of credit and the remaining availability was $13,070,344.

At December 31, 1998, there were no commitments to purchase additional lease assets.

As of December 31, 1998, cash balances consisted of working capital and amounts reserved for distributions in 1999.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

Through December 31, 1998, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at December 31, 1998 was $413,707. The borrowings are non-recourse to the Partnership. As such, the only recourse the lender has is to the equipment or corresponding lease acquired with the loan proceeds. Through December 31, 1998, debt proceeds were approximately 40% of the aggregate cost of equipment acquired by the Partnership. The Limited Partnership Agreement limits the amount of additional debt that the Partnership may incur at any point in time. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

A number of the Partnership's leases are scheduled to terminate in 1999. If they are terminated as scheduled, gross lease rents from operating leases are expected to decrease by $3,078,882 (from $4,027,337 in 1998 to $948,455 in
1999). Depreciation expense related to operating leases is also expected to decrease. Cash flows from direct financing leases are expected to decrease by approximately $761,175 (from $1,307,820 in 1998 to $546,645 in 1999).

The General Partners plan that the Partnership will sell its remaining assets during 1999 and that it will cease operations by December 31, 1999. These plans will only be carried out to the extent that economic conditions are favorable to the Partnership and only if the General Partners deem it to be in the best interest of the Limited Partners to do so.

Cash Flows

Cash flows from operations decreased by approximately $2,582,000. This decrease resulted primarily from decreased operating lease rents ($3,088,794) which was partially offset by decreased interest expense ($192,433). Operating lease rents remain the Partnership's most significant source of operating cash flows.

Cash flows from investing activities decreased by approximately $687,000. The primary sources of cash from investing activities are proceeds from sales of assets and rents from direct financing leases. Sales proceeds decreased by approximately $602,000. Direct financing lease rents decreased by approximately $26,000 compared to 1997.

There were no financing sources of cash in 1998 or 1997. Repayments of non-recourse debt decreased due to scheduled debt payments. Cash used for distributions to Limited Partners increased as a result of the increase of the per Unit rate of distributions from $1.00 in 1997 to $1.50 in 1998.

Results of Operations

As of December 31, 1998, 11%, 19% and 15% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the electrical/electronics manufacturing, utilities and mining industries, respectively. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

Net income increased from $7,293,197 in 1998 to $4,334,639 in 1997. The increase resulted from a number of factors. Gains on sales of assets increased by $3,336,924. Operating lease rents decreased by $3,088,794, but this was largely offset by a decrease in depreciation expense ($2,002,989) on operating lease assets.

The most significant change in expenses, other than depreciation expense, was the reduction in interest expense ($192,433). Interest expense declined due to scheduled debt payments.

Management fees have decreased by $20,355. This decrease is related to the decrease in lease revenues and to the decrease in distributions of cash from operations to the limited partners.


Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and on behalf of the Partnership uses, primarily third party software and is communicating with key software vendors to ensure that the systems used by General Partner and the Partnership are not impacted by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first half of 1999. Based on discussions with ATEL's third party software vendor, ATEL believes that any cost to be incurred by the Partnership to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by ATEL over the six public funds (including the Partnership) under its management which use or will use the software. This allocation would be based on the relative size of each such program and its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Partnership, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Partnership. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Partnership. ATEL has contacted those businesses with which the Partnership currently has material relationships in order to request verification of Y2K compliance. ATEL believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment purchased by the Partnership may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Partnership. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Partnership's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Partnership may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Partnership. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Partnership may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Partnership.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Partnership's fixed rate lease receivables. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged. As of December 31, 1998, the Partnership had no outstanding balances on the floating rate line of credit.

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1998, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 22.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund III, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund III, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund III, L.P. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                              ERNST & YOUNG LLP
San Francisco, California
January 25, 1999

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1998


                                     ASSETS


Cash and cash equivalents                                        $11,294,942

Accounts receivable                                                   66,029

Investments in equipment and leases                                6,221,543
                                                             ----------------
Total assets                                                     $17,582,514
                                                             ================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                  $ 413,707

Accrued interest                                                       1,363

Accounts payable:
     General Partner                                                 339,374
     Other                                                           144,165

Unearned operating lease income                                       53,127
                                                             ----------------
Total liabilities                                                    951,736

Partners' capital:
     General Partners                                                242,543
     Limited Partners                                             16,388,235
                                                             ----------------
Total partners' capital                                           16,630,778
                                                             ----------------
Total liabilities and partners' capital                          $17,582,514
                                                             ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                               1998             1997
                                                               ----             ----
Revenues:
Leasing activities:
     Operating leases                                         $ 4,027,337      $ 7,116,131
     Direct financing leases                                      345,081          286,103
     Leveraged leases                                              18,573           28,225
     Gain on sales of equipment                                 6,160,019        2,823,095
Other                                                              57,089            4,385
Interest income                                                   399,237          175,518
                                                          ---------------- ----------------
                                                               11,007,336       10,433,457
                                                          ---------------- ----------------

Expenses:
Depreciation                                                    2,557,024        4,560,013
Equipment and incentive management fees to General Partner        640,419          660,774
Interest expense                                                  126,982          319,415
Administrative cost reimbursements to General Partner             235,984          248,250
Other                                                             110,675          174,046
Provision for losses and impairments                               17,173          104,335
Professional fees                                                  25,882           31,985
                                                          ---------------- ----------------
                                                                3,714,139        6,098,818
                                                          ---------------- ----------------
Net income                                                    $ 7,293,197      $ 4,334,639
                                                          ================ ================

Net income:
     General Partners                                            $ 72,932         $ 43,346
     Limited Partners                                           7,220,265        4,291,293
                                                          ---------------- ----------------
                                                              $ 7,293,197      $ 4,334,639
                                                          ================ ================

Net income per Limited Partnership unit                            $ 0.98           $ 0.58

Weighted average number of units outstanding                    7,376,201        7,376,284



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                        Limited Partners              General
                                                                    Units            Amount          Partners           Total
Balance December 31, 1996                                            7,376,284      $ 22,955,215        $ 126,265      $23,081,480
Distributions to limited partners ($1.03  per Unit)                                   (7,618,380)                       (7,618,380)
Net income                                                                             4,291,293           43,346        4,334,639
                                                                --------------- ----------------- ---------------- ----------------
Balance December 31, 1997                                            7,376,284        19,628,128          169,611       19,797,739
Distributions to limited partners ($1.42  per Unit)                                  (10,457,123)               -      (10,457,123)
Repurchase of Limited Partnership Units                                 (1,000)           (3,035)                           (3,035)
Net income                                                                             7,220,265           72,932        7,293,197
                                                                --------------- ----------------- ---------------- ----------------
Balance December 31, 1998                                            7,375,284      $ 16,388,235        $ 242,543      $16,630,778
                                                                =============== ================= ================ ================







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Operating activities:                                                                 1998             1997
                                                                                      ----             ----
Net income                                                                           $ 7,293,197      $ 4,334,639
  Adjustment  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation                                                                      2,557,024        4,560,013
     Gain on sales of equipment                                                       (6,160,019)      (2,823,095)
     Income from investment in leveraged leases                                          (18,573)         (28,225)
     Provision for losses and impairments                                                 17,173          104,335
     Changes in operating assets and liabilities:
        Accounts receivable                                                              159,006          596,445
        Accounts payable, General Partner                                                266,835          (35,050)
        Accounts payable, other                                                          (49,626)         (65,651)
        Accrued interest                                                                 (10,479)         (48,320)
        Unearned operating lease income                                                 (101,322)         (59,593)
                                                                                 ---------------------------------
Net cash provided by operating activities                                              3,953,216        6,535,498

Investing activities:
Proceeds from sales of lease assets                                                    9,580,103       10,182,310
Reductions of net investment in direct financing leases                                  962,739        1,047,681
                                                                                 ---------------- ----------------
Net cash provided by investing activities                                             10,542,842       11,229,991

Financing activities:
Distributions to limited partners                                                    (10,457,123)      (7,618,380)
Repayments of non-recourse debt                                                       (2,083,685)      (3,570,934)
Repurchase of limited partnership units                                                   (3,035)               -
                                                                                 ---------------- ----------------
Net cash used in financing activities                                                (12,543,843)     (11,189,314)
                                                                                 ---------------- ----------------

Net increase in cash and cash equivalents                                              1,952,215        6,576,175
Cash and cash equivalents at beginning of period                                       9,342,727        2,766,552
                                                                                 ---------------- ----------------
Cash and cash equivalents at end of period                                          $ 11,294,942      $ 9,342,727
                                                                                 ================ ================


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                                 $ 137,461        $ 367,735
                                                                                 ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

The General Partners of the Partnership are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1998, the original terms of the leases ranged from six months to eight years and nine months.

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

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements are as follows (unaudited):

Financial statement basis of net assets              $ 16,630,778
Tax basis of net assets                                23,359,900
                                                  ----------------
Difference                                            $ 6,729,122
                                                  ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                          1998             1997
                                          ----             ----
Net income per financial statements      $ 7,293,197      $ 4,334,639
Adjustment to depreciation expense           503,382          342,622
Adjustments to revenues                    2,743,103        5,624,921
Provision for losses and impairments          17,173          104,335
                                    ----------------- ----------------
Net income per federal tax return       $ 10,556,855     $ 10,406,517
                                    ================= ================

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1998 and 1997.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                     ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.


3. Investments in equipment and leases:

As of December 31, 1998, the Partnership's investments in equipment and leases consist of the following:

                                                                                  Depreciation
                                                                                   Expense or        Reclass-
                                                                                     Lease         ifications or
                                                    1997          Additions       Amortization     Dispositions         1998
                                                    ----          ---------       ------------    --------------        ----
Net investment in operating leases                $11,267,650                       $ (2,557,024)    $ (3,749,525)      $4,961,101
Net investment in direct financing leases           2,379,596                           (962,739)        (302,234)       1,114,623
Net investment in leveraged leases                    126,371                             18,573                -          144,944
Assets held for lease or sale                               -                                  -          363,048          363,048
Reserve for losses and impairments                   (613,627)       $ (17,173)                -          268,627         (362,173)
                                               ---------------  --------------- ----------------- ---------------- ----------------
                                                  $13,159,990        $ (17,173)     $ (3,501,190)    $ (3,420,084)     $ 6,221,543
                                               ===============  =============== ================= ================ ================

Operating leases:

Property on operating lease consists of the following as of December 31, 1997, additions and dispositions during 1998 and as of December 31, 1998:

                                Balance                           Reclass-          Balance
                              December 31,                      ifications or    December 31,
                                  1997          Additions       Dispositions         1998
                                  ----          ---------       ------------         ----
Manufacturing                   $ 4,881,231                       $ (1,263,231)     $ 3,618,000
Printing                          3,044,659                                  -        3,044,659
Utilities                         3,946,886                         (1,107,785)       2,839,101
Food processing                   2,438,524                                  -        2,438,524
Transportation                    3,760,326                         (1,546,111)       2,214,215
Mining                           12,690,592                        (10,518,612)       2,171,980
Medical                           2,155,489                                  -        2,155,489
Materials handling                  964,980                           (435,909)         529,071
Other                                65,695                                  -           65,695
Communications                      290,175                           (290,175)               -
                             --------------- ----------------- ---------------- ----------------
                                 34,238,557                        (15,161,823)      19,076,734
Less accumulated depreciation   (22,970,907)     $ (2,557,024)      11,412,298      (14,115,633)
                             --------------- ----------------- ---------------- ----------------
                                $11,267,650      $ (2,557,024)    $ (3,749,525)     $ 4,961,101
                             =============== ================= ================ ================

Direct financing leases:

As of December 31, 1998, investment in direct financing leases consists of mining equipment, turbine generating units, and office furniture and fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1998.

Total minimum lease payments receivable                             $732,775
Estimated residual values of leased equipment (unguaranteed)         491,886
                                                            -----------------
Investment in direct financing leases                              1,224,661
Less unearned income                                                (110,038)
                                                            -----------------
Net investment in direct financing leases                         $1,114,623
                                                            =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Direct financing leases (continued):

At December 31, 1998, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

          Year ending                         Direct
          December 31,     Operating        Financing          Total
                   1999       $ 948,455        $ 546,645       $ 1,495,100
                   2000         238,486          144,416           382,902
                   2001          59,415           23,836            83,251
                   2002               -           17,878            17,878
                         ---------------  --------------- -----------------
                            $ 1,246,356        $ 732,775       $ 1,979,131
                         ===============  =============== =================

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Equipment under leveraged leases consists of coal mining and processing equipment. The net investment in leveraged leases at December 31, 1998 is as follows:

Aggregate rentals receivable                                          $ 78,004
Aggregate principal and interest payable on non-recourse loans         (76,937)
Estimated residual value of leased assets                              165,000
Less unearned income                                                   (21,123)
                                                              -----------------
Net investment in leveraged leases                                   $ 144,944
                                                              =================

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                        Balance 12/31/96            $ 509,292
                        Provision                     104,335
                                               ---------------
                        Balance 12/31/97              613,627
                        Provision                      17,173
                        Dispositions                 (268,627)
                                               ---------------
                        Balance 12/31/98            $ 362,173
                                               ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


4.  Non-recourse debt:


At December 31, 1998, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions of $413,707. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.66% to 11%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1998, the carrying value of the pledged assets is approximately $2,626,071.
The notes mature from 1999 through 2000.

Future minimum payments of non-recourse debt are as follows:

      Year ending
      December 31,     Principal         Interest          Total
               1999       $ 356,416         $ 22,120         $ 378,536
               2000          57,291            2,374            59,665
                     ---------------  --------------- -----------------
                          $ 413,707         $ 24,494         $ 438,201
                     ===============  =============== =================


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

The  General   Partners   and/or   Affiliates   earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows:

                                                                                      1998             1997
                                                                                      ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in
the Limited Partnership Agreement).                                                    $ 640,419        $ 660,774

Administrative cost reimbursements to General Partner                                    235,984          248,250
                                                                                 ---------------- ----------------
                                                                                       $ 876,403        $ 909,024
                                                                                 ================ ================

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

Substantially all employees of ATEL record time incurred in performing administrative services on behalf of all of the Partnerships serviced by ATEL. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


6.  Partners' capital:

As of December 31, 1998, 7,375,284 Units were issued and outstanding (including the Units issued to the Initial Limited Partners.) The Partnership is authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to the 50 Units issued to the Initial Limited Partners.

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

                                DECEMBER 31, 1998


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1998, 11%, 19% and 15% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the electrical/electronics manufacturing, utilities and mining industries, respectively.

During 1998, one customer comprised 25% of the Partnership's revenues from leases.

During 1997, two customers comprised 16% and 15%, respectively, of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and ATEL.

The Partnership had no borrowings under the agreement during 1998.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.



9. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1998 is $409,867.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . . . Chairman.of the Board of Directors of ACG, AFC,
                               ALC, AEC, AIS and ASC; President and Chief
                               Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . . . Director, Executive Vice President and Chief
                               Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

Donald E. Carpenter . . . . . .Vice President and Controller of ACG, AFC, ALC,
                               AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . . . . .Senior Vice.President, Secretary and General
                               Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . . . Director.of Asset Management of AEC

Carl W. Magnuson . . . . . . . Vice.President - Syndication of ALC

Barbara F. Medwadowski . . . . Vice.President - Syndication of ALC

James A. Kamradt . . . . . . . Director of Pricing and Syndication of ALC

Thomas D. Sbordone . . . . . . Senior.Vice President - Marketing of ALC

Russell H. Wilder . . . . . . .Vice President - Credit of AEC

John P. Scarcella . . . . . . .Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their affiliates. The amount of such remuneration paid for the years ended December 31, 1998 and 1997 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.


Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,016,305), to ATEL Securities Corporation, an affiliate of the General Partners . Of this amount, $6,455,378 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 1998 were $3,508,152, the maximum allowable amount.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 1998 and 1997.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                    (a) Financial Statements and Schedules

                           1.  Financial Statements
                               Included in Part II of this report:
                               Report of Independent Auditor

                               Balance Sheet at December 31, 1998

                               Statements of Income for the years ended December 31, 1998 and 1997

                               Statements of Changes in Partners' Capital for the years ended December 31, 1998 and 1997

                               Statements of Cash Flows for the years ended December 31, 1998 and 1997

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

                    (b) Reports on Form 8-K for the fourth quarter of 1998
                               None

                    (c) Exhibits
                               (3)and  (4)  Agreement  of  Limited  Partnership,
                                  incorporated  by reference to Exhibits (3) and
                                  (4) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990, filed March 29, 1991 (File No. 33-31395)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Date:       3/26/1999

                           ATEL Cash Distribution Fund III, L.P.
                                 (Registrant)


           By:  ATEL Financial Corporation,
                General Partner of Registrant



                           By:  /s/  A. J. Batt
                                -----------------------------------------------
                                A. J. Batt,
                                President and Chief Executive Officer



           By:  /s/  A. J. Batt
                ------------------------------------------------
                A. J. Batt,
                General Partner of Registrant,
                President and Chief Executive Officer of
                ATEL Financial Corporation (General
                Partner)



           By:   /s/ Dean Cash
                ------------------------------------------------
                Dean Cash,
                General Partner of Registrant,
                Executive Vice President of ATEL
                Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE                 CAPACITIES                          DATE



/s/  A. J. Batt                General Partner of registrant;         3/26/1999
------------------------------ president, chairman and chief
      A. J. Batt               executive officer of ATEL Financial
                               Corporation



 /s/ Dean Cash                 General Partner of registrant;         3/26/1999
------------------------------ executive vice president and
      Dean Cash                director of ATEL Financial
                               Corporation



/s/ Donald E. Carpenter        Principal financial officer of         3/26/1999
------------------------------ registrant; principal financial
  Donald E. Carpenter          officer of ATEL Financial Corporation
                               Principal accounting officer of
                               registrant; principal
                               accounting officer of ATEL Financial
                               Corporation