Form 10QSB
period 1999-03-31
ATEL CASH DISTRIBUTION FUND III LP
filed 1999-05-14
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended March 31, 1999

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 1999
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $9,044,571

Accounts receivable                                                     105,715

Investments in leases                                                 5,572,260
                                                               -----------------
Total assets                                                        $14,722,546
                                                               =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $ 286,148

Accrued interest                                                            862

Accounts payable:
     General Partners                                                    21,240
     Other                                                              224,779

Unearned operating lease income                                          81,554
                                                               -----------------
Total liabilities                                                       614,583

Partners' capital:
     General Partners                                                   244,975
     Limited partners                                                13,862,988
                                                               -----------------
Total partners' capital                                              14,107,963
                                                               -----------------
Total liabilities and partners' capital                             $14,722,546
                                                               =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                   1999             1998
                                                                   ----             ----
Revenues:
Lease revenues:
   Operating leases                                                $ 461,446        $1,357,597
   Direct financing leases                                            23,811            57,438
   Leveraged leases                                                    5,281             4,644
   Gain on sales of assets                                             3,677           203,742
Interest income                                                       90,096            92,295
Other                                                                    651             1,571
                                                              --------------- -----------------
                                                                     584,962         1,717,287
                                                              --------------- -----------------
Expenses:
Depreciation and amortization                                        200,119           815,475
Equipment and partnership management fees to General Partners         52,726            83,578
Taxes on income and franchise fees                                    36,583             5,460
Administrative cost reimbursements to General Partners                24,695            72,999
Other                                                                 14,532            17,393
Interest                                                               9,076            45,920
Professional fees                                                      4,002             2,596
Provision for losses                                                       -            17,173
                                                              --------------- -----------------
                                                                     341,733         1,043,421
                                                              --------------- -----------------
Net income                                                         $ 243,229         $ 673,866
                                                              =============== =================

Net income:
     General Partners                                                $ 2,432           $ 6,739
     Limited Partners                                                240,797           667,127
                                                              --------------- -----------------
                                                                    $243,229          $673,866
                                                              =============== =================

Net income per Limited Partnership unit                               $ 0.03            $ 0.09

Weighted average number of units outstanding                       7,376,201         7,376,284

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1999

                                     Limited Partners           General
                               Units            Amount          Partners          Total
Balance December 31, 1998       7,376,201       $16,388,235       $ 242,543       $16,630,778
Net income                                          240,797           2,432           243,229
Distributions                                    (2,766,044)              -        (2,766,044)
                          ---------------- ----------------- --------------- -----------------
Balance March 31, 1999          7,376,201       $13,862,988       $ 244,975       $14,107,963
                          ================ ================= =============== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                        1999             1998
                                                        ----             ----
Operating activities:
Net income                                              $ 243,229         $ 673,866

Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                          200,119           815,475
   Gain on sale of assets                                  (3,677)         (203,742)
   Leveraged lease income                                  (5,281)           (4,644)
   Provision for losses                                         -            17,173
   Changes in operating assets and liabilities:
     Accounts receivable                                  (39,686)         (329,147)
     Accounts payable, general partner                   (318,134)           23,599
     Accounts payable, other                               80,614          (112,065)
     Accrued interest                                        (501)            6,990
     Unearned operating lease income                       28,427            (2,667)
                                                   --------------- -----------------
Net cash provided by operations                           185,110           884,838
                                                   --------------- -----------------

Investing activities:
Proceeds from sales of lease assets                       342,201           566,161
Reductions of net investment in direct
   financing leases                                       115,921           299,772
                                                   --------------- -----------------
Net cash provided by investing activities                 458,122           865,933
                                                   --------------- -----------------

Financing activities:

Distributions to limited partners                      (2,766,044)       (2,156,799)
Repayments of non-recourse debt                          (127,559)         (454,993)
                                                   --------------- -----------------
Net cash used in financing activities                  (2,893,603)       (2,611,792)
                                                   --------------- -----------------

Net decrease in cash and cash equivalents              (2,250,371)         (861,021)
Cash and cash equivalents at beginning of period       11,294,942         9,342,727
                                                   --------------- -----------------
Cash and cash equivalents at end of period            $ 9,044,571        $8,481,706
                                                   =============== =================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                      $ 9,577         $ 122,480
                                                   =============== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of March 31, 1999, the terms of the Partnership's leases were for two to eight and one half years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                                              Expense or        Reclas-
                                           December 31,         Lease        sifications and     March 31,
                                               1998          Amortization     Dispositions         1999
                                               ----          ------------    --------------        ----

Net investment in operating leases            $ 4,961,101        $ (200,119)      $(999,097)       $3,761,885
Net investment in direct financing leases       1,114,623          (115,921)        (60,813)          937,889
Net investment in leveraged leases                144,944             5,281                           150,225
Assets held for lease or sale                     363,048                 -         721,386         1,084,434
Reserve for losses and impairments               (362,173)                -               -          (362,173)
                                          ---------------- ----------------- --------------- -----------------
                                              $ 6,221,543        $ (310,759)      $(338,524)       $5,572,260
                                          ================ ================= =============== =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the quarter ended March 31, 1999 and as of March 31, 1999.

                                December 31,                     1st Quarter       March 31,
                                  1998          Acquisitions    Dispositions          1999
                                  ----          ------------    ------------          ----
Printing                         $ 3,044,659                                          $3,044,659
Utilities                          2,839,101                                           2,839,101
Manufacturing                      3,618,000                       ($1,054,185)        2,563,815
Food processing                    2,438,524                                 -         2,438,524
Medical                            2,155,489                                 -         2,155,489
Transportation                     2,214,215                        (1,443,798)          770,417
Materials handling                   529,071                          (446,058)           83,013
Other                                 65,695                                 -            65,695
Mining                             2,171,980                        (2,171,980)                -
                             ---------------- ----------------- --------------- -----------------
                                  19,076,734                        (5,116,021)       13,960,713
Less accumulated depreciation    (14,115,633)       $ (200,119)      4,116,924       (10,198,828)
                             ---------------- ----------------- --------------- -----------------
                                 $ 4,961,101        $ (200,119)      $(999,097)       $3,761,885
                             ================ ================= =============== =================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

          Year ending                        Direct
         December 31,     Operating        Financing          Total
                 1999      $   772,336         $ 406,912     $ 1,179,248
                 2000          238,486           144,416         382,902
                 2001           59,415            23,836          83,251
                 2002                -            17,878          17,878
                       ---------------- ----------------- ---------------
                           $ 1,070,237         $ 593,042     $ 1,663,279
                       ================ ================= ===============

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.66% to 11%.

Future minimum principal payments of non-recourse debt are as follows:

                Year ending
               December 31,     Principal         Interest          Total

                       1999        $ 228,857          $ 12,543       $ 241,400
                       2000           57,291             2,374          59,665
                             ---------------- ----------------- ---------------
                                   $ 286,148          $ 14,917       $ 301,065
                             ================ ================= ===============


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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      1999             1998
                                                                                      ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues
from full payout leases, as defined in the Limited Partnership Agreement).             $ 52,726          $ 83,578

Administrative costs reimbursed to General Partner                                       24,695            72,999
                                                                                 --------------- -----------------
                                                                                       $ 77,421         $ 156,577
                                                                                 =============== =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Capital Resources and Liquidity

During the first quarter of 1999 and 1998, the Partnership's primary source of cash was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from the sales of lease assets exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and the proceeds from the sales of lease assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

As of March 31, 1999, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at March 31, 1998 was approximately $286,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1999, there were no commitments to purchase additional lease assets.

The Partnership made distributions of cash from 1999 first quarter operations in February, March and April 1999. The distributions were paid either monthly in the amounts of $.125 in February, March and April 1999 or quarterly in the amount of $.375 in April 1999.

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

Cash flows from operations decreased by $699,728 compared to 1998. The decrease resulted from a decrease in operating lease revenues. In both years, the primary operating source of cash was operating lease revenues.

Cash flows provided by investing activities decreased by $407,811 compared to 1998. Proceeds from the sales of assets decreased from $566,160 in 1998 to $342,201 in 1999, a decrease of $223,959. Asset sales are not currently expected to be consistent from one period to another as they do not occur at regular intervals nor do assets come off lease in steady amounts from one period to another. Overall cash flows from direct financing leases decreased by $217,478, including both the portion recognized as revenues and the portion applied to reduce the net investment in direct financing leases. The decrease is due to scheduled lease terminations and related asset sales.

There were no financing sources of cash in 1999 or 1998. Payments of non-recourse debt have decreased as a result of certain of the non-recourse notes being fully paid off since the first quarter of 1997. All of the debt payments were made as scheduled.


Results of Operations

Operations in the first quarter of 1999 resulted in net income of $243,229 compared to $656,693 in 1998.

Operating lease revenues declined from $1,357,597 in 1998 to $461,446 in 1999. The decrease is the result of scheduled lease terminations and subsequent sales of the related lease assets. Revenues from direct finance leases has also decreased as a result of terminations and asset sales.

Depreciation and amortization expense decreased by $615,356 compared to 1998. The decrease resulted from sales of assets which were previously on operating leases. Interest expense has decreased as the Partnership has made scheduled debt payments and has reduced the overall amounts of its non-recourse debt since 1998.

Management fees are related to the Partnership's revenues and have decreased as a result of the decreases of those revenues compared to 1998.

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

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

       (a)Documents filed as a part of this report

       1. Financial Statements

          Included in Part I of this report:

          Balance Sheet, March 31, 1999

          Income statements for the three month periods ended March 31, 1999 and
             1998

          Statements of changes in partners' equity for the three month period ended March 31, 1999

          Statements of cash flows for the three month periods ended March 31, 1999 and 1998

          Notes to the Financial Statements

       2. Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       (b)Report on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 14, 1999

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





               By: /s/ A. J. Batt
                   ---------------------------------------------------
                   A. J. Batt
                   General Partner of registrant



               By: /s/ Dean L. Cash
                   ---------------------------------------------------
                   Dean L. Cash
                   General Partner of registrant



               By: /s/ Paritosh K. Choksi
                   ---------------------------------------------------
                   Paritosh K. Choksi
                   Principal financial officer of registrant



               By: /s/ Donald E. Carpenter
                   ---------------------------------------------------
                   Donald E. Carpenter
                   Principal accounting officer of registrant