Form 10QSB
period 1999-06-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1999-08-13
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1999
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                         $6,933,628

Accounts receivable                                                   91,871

Investments in leases                                              4,783,156
                                                             ----------------
                                                                 $11,808,655
                                                             ================


                       LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                   $155,632

Accrued interest                                                         349

Accounts payable                                                     121,976

Unearned operating lease income                                      122,119
                                                             ----------------
Total liabilities                                                    400,076

Partners' capital:
     General partners                                                245,689
     Limited partners                                             11,162,890
                                                             ----------------
Total partners' capital                                           11,408,579
                                                             ----------------
                                                                 $11,808,655
                                                             ================


                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                              Six Months Ended               Three Months Ended
                                                                  June 30,                          June 30,
Revenues:                                                 1999             1998             1999             1998
                                                          ----             ----             ----             ----
Lease revenues:
   Operating leases                                         $853,338       $2,293,569         $391,892         $935,972
   Direct financing leases                                    42,134          140,512           18,323           83,074
   Leveraged leases                                           10,562            9,287            5,281            4,643
   (Loss) gain on sales of assets                            (43,349)         (74,584)         (47,026)        (278,326)
Interest income                                              181,067          198,327           90,971          106,032
Other                                                          2,285            3,957            1,634            2,386
                                                     ---------------- ---------------- ---------------- ----------------
                                                           1,046,037        2,571,068          461,075          853,781
                                                     ---------------- ---------------- ---------------- ----------------
Expenses:
Depreciation                                                 431,755        1,385,502          231,636          570,027
Equipment and partnership management fees                     81,190          176,440           28,464           92,862
Administrative cost reimbursements                            87,442          109,547           62,747           36,548
Interest expense                                              15,182           77,378            6,106           31,458
Taxes                                                         37,344           42,570              761           42,570
Other                                                         63,168           36,080           48,636           13,227
Provision for losses                                               -           17,173                -                -
Professional fees                                             15,366            7,767           11,364            5,171
                                                     ---------------- ---------------- ---------------- ----------------
                                                             731,447        1,852,457          389,714          791,863
                                                     ---------------- ---------------- ---------------- ----------------
Net Income                                                  $314,590         $718,611          $71,361          $61,918
                                                     ================ ================ ================ ================

Net income:
     General partners                                         $3,146           $7,186             $714             $619
     Limited partners                                        311,444          711,425           70,647           61,299
                                                     ---------------- ---------------- ---------------- ----------------
                                                            $314,590         $718,611          $71,361          $61,918
                                                     ================ ================ ================ ================

Net income per limited partnership unit                        $0.04            $0.10            $0.01            $0.01
Weighted average number of units
   outstanding                                             7,376,284        7,376,284        7,376,284        7,376,284

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                     Limited Partners      General
                                          Units           Amount          Partners           Total
Balance December 31, 1998                  7,376,284      $16,388,235         $242,543      $16,630,778
Distributions to limited partners                          (5,536,789)                       (5,536,789)
Net income                                                    311,444            3,146          314,590
                                     ---------------- ---------------- ---------------- ----------------
Balance June 30, 1999                      7,376,284      $11,162,890        $ 245,689      $11,408,579
                                     ================ ================ ================ ================

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998

                                   (Unaudited)

                                                              Six Months Ended               Three Months Ended
                                                                    June 30,                      June 30,
                                                          1999             1998             1999             1998
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                  $314,590         $718,611          $71,361          $61,918

Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation                                            431,755        1,385,502          231,636          570,027
     Leveraged lease income                                  (10,562)          (9,287)          (5,281)          (4,643)
     Gain on sales of assets                                  43,349           74,584           47,026          278,326
     Provision for losses                                          -           17,173                -                -
   Changes in operating assets and liabilities:
      Accounts receivable                                    (25,842)          42,994           13,844          372,141
      Accounts payable, general partner                     (339,374)         (72,539)         (21,240)         (96,138)
      Accounts payable, other                                (22,189)         143,479         (102,803)         255,544
      Accrued interest                                        (1,014)          (6,300)            (513)         (13,290)
      Unearned operating lease income                         68,992           58,235           40,565           60,902
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by operating activities                    459,705        2,352,452          274,595        1,484,787
                                                     ---------------- ---------------- ---------------- ----------------

Investing activities:

Proceeds from sales of lease assets                          736,868        2,799,814          394,667        2,233,653
Reduction in net investment in direct
   financing leases                                          236,977          448,401          121,056          148,629
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                    973,845        3,248,215          515,723        2,382,282
                                                     ---------------- ---------------- ---------------- ----------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998

                                   (Unaudited)

                                                             Six Months Ended                Three Months Ended
                                                                  June 30,                        June 30,
                                                                  --------                        --------
                                                          1999             1998             1999             1998
                                                          ----             ----             ----             ----
Financing activities:

Distributions to limited partners                         (5,536,789)      (4,924,431)      (2,770,745)      (2,767,632)
Repayments of long-term non-recourse debt                   (258,075)      (1,404,026)        (130,516)        (949,033)
                                                     ---------------- ---------------- ---------------- ----------------

Net cash used in financing activities                     (5,794,864)      (6,328,457)      (2,901,261)      (3,716,665)
                                                     ---------------- ---------------- ---------------- ----------------

Net increase (decrease) in cash and
   cash equivalents                                       (4,361,314)        (727,790)      (2,110,943)         150,404
Cash and cash equivalents at
   beginning of period                                    11,294,942        9,342,727        9,044,571        8,464,533
                                                     ---------------- ---------------- ---------------- ----------------
Cash and cash equivalents at end of
   period                                                 $6,933,628       $8,614,937       $6,933,628       $8,614,937
                                                     ================ ================ ================ ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                         $15,182          $77,378           $6,106          $31,458
                                                     ================ ================ ================ ================


                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1999, the Partnership's leases were for terms of six months to eight years and nine months.

Pursuant to the Agreement of Limited  Partnership,  the General Partners receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5.)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense or        Reclass-
                                           December 31,      Amortization     ifications &       June 30,
                                                1998           of Leases      Dispositions         1999
                                                ----           ---------     --------------        ----
Net investment in operating leases             $ 4,961,101       $ (431,755)     $(1,599,464)      $2,929,882
Net investment in direct financing leases        1,114,623         (236,977)         (60,813)         816,833
Net investment in leveraged leases                 144,944           10,562                -          155,506
Equipment held for sale or lease                   363,048                -          643,680        1,006,728
Reserve for losses                                (362,173)               -          236,380         (125,793)
                                           ---------------- ---------------- ---------------- ----------------
                                               $ 6,221,543       $ (658,170)      $ (780,217)     $ 4,783,156
                                           ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the quarters ended March 31, 1999 and June 30, 1999 and as of June 30, 1999.

                                                         Reclassifications &
                                 December 31,               Dispositions              June 30,
                                     1998          1st Quarter      2nd Quarter         1999
                                     ----          -----------      -----------         ----
Printing                             $3,044,659                                        $ 3,044,659
Utilities                             2,839,101                                          2,839,101
Food processing                       2,438,524                                          2,438,524
Medical                               2,155,489                                          2,155,489
Transportation                        2,214,215      $(1,443,798)                          770,417
Other                                    65,695                -                            65,695
Manufacturing                         3,618,000       (1,054,185)     $(2,503,060)          60,755
Materials handling                      529,071         (446,058)         (79,160)           3,853
Mining                                2,171,980       (2,171,980)               -                -
                                ---------------- ---------------- ---------------- ----------------
                                     19,076,734       (5,116,021)      (2,582,220)      11,378,493
Less accumulated depreciation       (14,115,633)       3,916,805        1,750,217       (8,448,611)
                                ---------------- ---------------- ---------------- ----------------
                                     $4,961,101      ($1,199,216)       ($832,003)      $2,929,882
                                ================ ================ ================ ================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

          Year ending      Direct
         December 31,     Financing        Operating          Total
                 1999        $ 271,074        $ 420,409        $ 691,483
                 2000          140,876          238,486          379,362
                 2001           23,836           59,415           83,251
                 2002           17,877                -           17,877
                       ---------------- ---------------- ----------------
                             $ 453,663        $ 718,310      $ 1,171,973
                       ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.66% to 11.00%.

Future minimum principal and interest payments of long-term non-recourse debt as of June 30, 1999 are as follows:

            Year ending
           December 31,     Principal        Interest           Total
                   1999         $ 98,341          $ 5,924        $ 104,265
                   2000           57,291            2,374           59,665
                         ---------------- ---------------- ----------------
                               $ 155,632          $ 8,298        $ 163,930
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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                               1999             1998
                                               ----             ----
Reimbursement of administrative costs            $ 87,442        $ 109,547
Incentive and equipment management fees            81,190          176,440
                                          ---------------- ----------------
                                                 $168,632         $285,987
                                          ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1999.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during the first six months of 1999 were proceeds from sales of assets and lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of June 30, 1999, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at June 30, 1999 was $155,632. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that there will be no additional borrowings.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1999, there were no such commitments.

The Partnership made distributions of cash from 1999 first quarter operations in February, March and April 1999. The Partnership made distributions of cash from 1999 second quarter operations in May, June and July 1999. The amounts of the monthly distributions were each $0.125 per Unit. The amounts of the quarterly distributions were each $0.375 per Unit. These distributions represent an annualized distribution rate of 15.0%.

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows, 1999 vs. 1998:

Six months:

Cash flows from operations decreased due to decreases in lease rents compared to 1998. The decreases were due to lease asset sales since the second quarter of 1998.

Cash flows from the sales of assets decreased by $2,062,946 compared to 1998. The decrease was due to smaller amounts of lease maturities and resulting sales. The original cost of such assets sold decreased from approximately $9,500,000 in 1998 to approximately $3,500,000 in 1999. Cash flows from the reduction of the Partnership's net investment in direct financing leases decreased compared to 1998 as a result of equipment sales over the last twelve months.

There were no financing sources of cash flows in 1999 or 1998. Distributions to limited partners increased compared to 1997 due an increase in the annualized distribution rates compared to 1998. The increase is related to the distributions made in January 1999 (from 1998 operations) compared to those made in January 1998 (from 1997 operations. Debt payments for the six month period decreased due to scheduled debt payments.

Three months:

Cash flows from operations decreased in the three month period for the same reasons noted above for the six month period.

Cash flows from investing activities in both 1999 and 1998 consisted of proceeds from sales of assets and from reductions in the Partnership's net investment in direct financing leases. Proceeds from the sales of assets decreased due to larger amounts of sales activities. Direct financing lease rents decreased for the same reasons as noted above for the six month period.

There were no financing sources of cash in 1999 or 1998. Debt payments decreased for the same reasons as noted above for the six month period.

Results of Operations

Operations in the second quarter of 1999 resulted in net income of $71,361 compared to $61,918 in 1998. Net income for the first six months of 1999 was $314,590 compared to $718,611 in 1998.

1999 vs. 1998:

Lease revenues decreased in both the three and six month periods compared to the prior year. This is the result of asset sales since June 30, 1998. Interest income has decreased from 1998 to 1999 for both the three and six month periods. This a direct consequence of having maintained lower average cash balances during the 1999 periods than in the 1998 periods.

Operating lease revenues have shown a net decrease for both the three and six month periods. The original cost of the underlying assets has decreased from $24,702,432 at June 30, 1998 to $11,378,493at June 30, 1999. The decreased amounts of equipment owned by the Partnership also gave rise to the decrease in depreciation expense.

As scheduled debt payments have been made, debt balances have been reduced and this has caused interest expense to decline from 1998 to 1999.

Management fees are based on distributions of cash of generated by operations to the limited partners and on lease rents. Although distributions have been increased, the primary source of the distributions is from the proceeds of asset sales, on which no management fees are being paid. Lease rents have also declined. As a result, management fees have decreased compared to 1998.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheet, June 30, 1999.

                        Income statement for the six and three month periods ended June 30, 1999 and 1998.

                        Statement  of changes in
                        partners' equity for the six month period ended June 30, 1999.

                        Statements of cash flows for the six and three month periods ended June 30, 1999 and 1998.

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

Date:
August 13, 1999

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                              By:  /s/ A.  J.  BATT
                                  -------------------------------------------
                                  A. J. Batt,
                                  General Partner of registrant



                              By:   /s/ DEAN L. CASH
                                  -------------------------------------------
                                  Dean Cash,
                                  General Partner of registrant



                              By:   /s/ PARITOSH K. CHOKSI
                                  -------------------------------------------
                                  Paritosh K. Choksi
                                  Principal financial officer of registrant



                              By:   /s/ DONALD E.  CARPENTER
                                  -------------------------------------------
                                  Donald E.  Carpenter,
                                  Principal accounting officer of
                                  registrant