Form 10QSB
period 1999-09-30
ATEL CASH DISTRIBUTION FUND III LP
filed 1999-11-15
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                            $4,639,664

Accounts receivable                                                      64,033

Investment in leases                                                  4,284,990
                                                                ----------------
                                                                     $8,988,687
                                                                ================



                       LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                      $ 84,792
Accounts payable:
     General Partners                                                    12,664
     Other                                                              105,592
Unearned operating lease income                                          30,381
                                                                ----------------
Total liabilities                                                       233,429

Partners' capital:
     General Partners                                                   246,831
     Limited Partners                                                 8,508,427
                                                                ----------------
Total partners' capital                                               8,755,258
                                                                ----------------
                                                                     $8,988,687
                                                                ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                Nine Months Ended               Three Months Ended
                                                  September 30,                     September 30,
                                             1999              1998             1999             1998
Revenues:
Lease income:
   Operating                                $ 1,125,221        $3,134,750        $ 271,883        $ 841,181
   Direct financing                              60,793           211,082           18,659           70,570
   Leveraged                                     15,842            13,930            5,280            4,643
   Gain (loss) on sales of assets                38,505           (37,875)          81,854           36,709
Interest income                                 253,645           302,393           72,578          104,066
Other                                             3,991            24,272            1,706           20,315
                                        ---------------- ----------------- ---------------- ----------------
                                              1,497,997         3,648,552          451,960        1,077,484
                                        ---------------- ----------------- ---------------- ----------------
Expenses:
Depreciation                                    637,679         1,953,426          205,924          567,924
Administrative cost reimbursements              155,774           168,747           68,332           59,200
Management fees                                 114,822           257,236           33,632           80,796
Other                                            71,198            57,652            8,030           21,572
Taxes                                            49,014            28,746           11,670          (13,824)
Professional fees                                22,251            20,546            6,885           12,779
Interest expense                                 18,425            98,487            3,243           21,109
Provision for losses                                  -            17,173                -                -
                                        ---------------- ----------------- ---------------- ----------------
                                              1,069,163         2,602,013          337,716          749,556
                                        ---------------- ----------------- ---------------- ----------------
Net income                                    $ 428,834        $1,046,539        $ 114,244        $ 327,928
                                        ================ ================= ================ ================
Net income:
     General Partners                           $ 4,288          $ 10,465          $ 1,142          $ 3,279
     Limited Partners                           424,546         1,036,074          113,102          324,649
                                        ---------------- ----------------- ---------------- ----------------
                                              $ 428,834        $1,046,539        $ 114,244        $ 327,928
                                        ================ ================= ================ ================
Net income per limited partnership unit          $ 0.06            $ 0.14           $ 0.02           $ 0.04
Weighted average number of units
   outstanding                                7,376,284         7,376,284        7,376,284        7,376,284




                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount          Partners           Total
Balance December 31, 1998               7,376,284       $16,388,235        $ 242,543      $16,630,778
Distributions to limited partners                        (8,304,354)               -       (8,304,354)
Net income                                                  424,546            4,288          428,834
                                  ---------------- ----------------- ---------------- ----------------
Balance September 30, 1999              7,376,284        $8,508,427        $ 246,831       $8,755,258
                                  ================ ================= ================ ================

                             See accompanying notes


                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                  Nine Months Ended                Three Months Ended
                                                                    September 30,                      September 30,
                                                                1999              1998             1999             1998
Operating activities:
Net income                                                       $ 428,834        $1,046,539        $ 114,244        $ 327,928

Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation                                                  637,679         1,953,426          205,924          567,924
     Leveraged lease income                                        (15,842)          (13,930)          (5,280)          (4,643)
     (Gain) loss on sales of assets                                (38,505)           37,875          (81,854)         (36,709)
     Provision for losses                                                -            17,173                -                -
Changes in operating assets and liabilities:
   Accounts receivable                                               1,996            33,746           27,838           (9,248)
   Accounts payable, General Partner                              (326,710)          (41,540)          12,664           30,999
   Accounts payable, other                                         (38,573)        1,177,023          (16,384)       1,033,544
   Accrued interest                                                 (1,363)           (3,646)            (349)           2,654
   Unearned operating lease income                                 (22,746)          (35,904)         (91,738)         (94,139)
                                                           ---------------- ----------------- ---------------- ----------------
Net cash provided by operations                                    624,770         4,170,762          165,065        1,818,310
                                                           ---------------- ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of equipment                                   999,366         3,203,765          262,498          403,951
Reduction in net investment in direct financing
   leases                                                          353,855           566,951          116,878          118,550
                                                           ---------------- ----------------- ---------------- ----------------
Net cash provided by investing activities                        1,353,221         3,770,716          379,376          522,501
                                                           ---------------- ----------------- ---------------- ----------------

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                  Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                                1999              1998             1999             1998
Financing activities:
Distributions to limited partners                               (8,304,354)       (7,691,142)      (2,767,565)      (2,766,711)
Repayments of non-recourse debt                                   (328,915)       (1,621,698)         (70,840)        (217,672)
                                                           ---------------- ----------------- ---------------- ----------------
Net cash used in financing activities                           (8,633,269)       (9,312,840)      (2,838,405)      (2,984,383)
                                                           ---------------- ----------------- ---------------- ----------------

Net decrease in cash and cash equivalents                       (6,655,278)       (1,371,362)      (2,293,964)        (643,572)
Cash and cash equivalents at beginning
   of period                                                    11,294,942         9,342,727        6,933,628        8,614,937
                                                           ---------------- ----------------- ---------------- ----------------

Cash and cash equivalents at end of period                     $ 4,639,664        $7,971,365      $ 4,639,664       $7,971,365
                                                           ================ ================= ================ ================

Supplemental disclosures of cash flow
   information:
Cash paid for interest                                            $ 18,425          $ 98,487          $ 3,243         $ 21,109
                                                           ================ ================= ================ ================


                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                                              Expense or        Reclass-
                                           December 31,      Amortization     ifications &     September 30,
                                               1998           of Leases       Dispositions         1999
                                               ----           ---------      --------------        ----
Net investment in operating leases            $ 4,961,101        $ (637,679)     $(1,928,373)      $2,395,049
Net investment in direct financing leases       1,114,623          (353,855)         (60,813)         699,955
Net investment in leveraged leases                144,944            15,842                -          160,786
Equipment held for sale or lease                  363,048                 -          791,943        1,154,991
Reserve for losses                               (362,173)                           236,382         (125,791)
                                          ---------------- ----------------- ---------------- ----------------
                                              $ 6,221,543        $ (975,692)      $ (960,861)      $4,284,990
                                          ================ ================= ================ ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the nine months ended September 30, 1999 and as of September 30, 1999.

                                                             Reclass-
                                           December 31,     ifications &      September 30,
                                              1998          Dispositions          1999
                                              ----         --------------         ----
Mining                                         $2,171,980       $1,792,055        $3,964,035
Printing                                        3,044,659           90,715         3,135,374
Medical                                         2,155,489                -         2,155,489
Transportation                                  2,214,215       (1,508,021)          706,194
Materials handling                                529,071         (224,545)          304,526
Manufacturing                                   3,618,000       (3,618,000)                -
Utilities                                       2,839,101       (2,839,101)                -
Food processing                                 2,438,524       (2,438,524)                -
Other                                              65,695          (65,695)                -
                                        ------------------ ---------------- -----------------
                                               19,076,734       (8,811,116)       10,265,618
Less accumulated depreciation                 (14,115,633)       6,245,064        (7,870,569)
                                        ------------------ ---------------- -----------------
                                              $ 4,961,101      $(2,566,052)       $2,395,049
                                        ================== ================ =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                         Operating            Financing          Total
   Three months ending December 31, 1999        $ 209,395        $ 135,538        $ 344,933
           Year ending December 31, 2000          238,486          140,876          379,362
                                    2001           59,415           23,836           83,251
                                    2002                -           17,877           17,877
                                         ----------------- ---------------- ----------------
                                                $ 507,296        $ 318,127        $ 825,423
                                         ================= ================ ================


3. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased or financed with the proceeds of the particular notes. Interest rates on the notes vary from 9.5% to 11%.

Future minimum principal payments of non-recourse debt as of September 30, 1999 are as follows:

                                          Principal         Interest           Total
 Three months ending December 31, 1999         $ 27,501          $ 2,332         $ 29,833
         Year ending December 31, 2000           57,291            2,374           59,665
                                       ----------------- ---------------- ----------------
                                               $ 84,792          $ 4,706         $ 89,498
                                       ================= ================ ================


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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                             1999             1998
                                             ----             ----
Reimbursement of administrative costs         $ 155,774        $ 168,747
Incentive and equipment management fees         114,822          257,236
                                        ---------------- ----------------
                                               $270,596         $425,983
                                        ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


5.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the third quarter of 1999, the Partnership's primary sources of liquidity were proceeds from sales of assets and from operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

In the event the Partnership's reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

As of September 30, 1999, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at September 30, 1999 was approximately $85,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender for a lessee default will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners do not expect that there will be additional borrowings in the future.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 28, 2000.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1999, there were no such commitments.

The Partnership made distributions of cash from 1999 first quarter operations in February, March and April 1999. The Partnership made distributions of cash from 1999 second quarter operations in May, June and July 1999. The Partnership made distributions of cash from 1999 third quarter operations in August, September and October 1999. The amounts of the monthly distributions were each $0.125 per Unit. The amounts of the quarterly distributions were each $0.375 per Unit. These distributions represent an annualized distribution rate of 15.0%.

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

1999 vs. 1998 - nine months

During the nine month period ended September 30, 1999, the Partnership's primary source of cash from operating activities was lease rents. Lease rents have decreased compared to the prior year as a result of scheduled lease terminations and asset sales in the last year.

Sources of cash from investing activities consisted of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets. Proceeds from sales of assets decreased compared to 1998. Asset sales have decreased. As more leases matured and the related assets were subsequently sold, the total portfolio of leases and leased assets has decreased. Asset sales are not expected to be consistent from one period to another. Cash flows from direct financing leases have also decreased as a result of lease terminations and asset sales.

In 1999 and 1998, there were no financing sources of cash. Repayments of non-recourse debt have decreased due to scheduled debt payments. Distributions to limited partners have increased due to an increase in the per Unit distribution rates. Distributions form 1999 and 1998 operations were based on a higher per Unit rate than the distributions made in January of 1998 (from 1997 operations).

1999 vs. 1998 - three months

During the third quarter, the Partnership's primary source of cash from operations was operating lease rents.

Sources of cash from investing activities consisted of direct financing lease rents accounted for as reductions of the net investment in direct financing leases and the proceeds from sales of lease assets as noted above for the nine month period. These cash flows decreased compared to 1998 for the reasons noted above for the nine month period.

In 1999 and 1998, there were no financing sources of cash. Repayments of non-recourse debt have decreased compared to 1998 for the reasons noted above for the nine month period.


Results of Operations

Operations in the third quarter of 1999 resulted in net income of $114,244 compared to $327,928 in 1998. Net income for the first nine months of 1999 was $428,834 compared to $1,046,539 in 1998.

1999 vs. 1998

Nine months:

Operating lease revenues decreased by $2,009,529 compared to 1998 and depreciation expense decreased by $1,315,747. Both of these decreases are due to scheduled terminations of operating leases over the last year and the subsequent sales of the related assets.

Interest expense has decreased due to scheduled reductions of debt balances in the nine month period.

Management fees are based on the Partnership's revenues and its distributions to its Limited Partners. Lease revenues decreased compared to 1998. This decrease resulted in a decrease in management fees of approximately $142,000.

Three months:

Operating lease revenues decreased by $569,298 compared to 1998. Direct financing lease revenues decreased $51,911 compared to 1998. The decreases in operating and direct financing lease revenues are related to the maturing of the underlying leases and subsequent sales of the assets. Gains or losses on equipment sales have fluctuated significantly for the reasons noted above. Such gains and losses are not expected to be consistent for one period to another.

Depreciation expense decreased by $362,000 from 1998 to 1999 for the three month periods. This decrease resulted from the factors discussed above as they related to the nine month period. Management fees also decreased by $9,132 due to the factors noted above relating to the nine month period.

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

Item 5.                        OTHER INFORMATION.

                                 Inapplicable.

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K.

                            (a)Documents filed as a part of this report
                            1. Financial Statements Included in Part I of this report:

                                 Balance Sheet, September 30, 1999.

                                 Income statements for the nine and three month periods ended September 30, 1999 and 1998.

                                 Statement of changes in partners' capital for the nine month period ended September 30, 1999.

                                 Statements of cash flows for the nine and three month periods ended September 30, 1999 and 1998.

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

Date:
November 12, 1999

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                                    By:  /s/ A.  J.  BATT
                                        -------------------------------------
                                        A. J. Batt
                                        General Partner of registrant



                                    By:   /s/ DEAN L. CASH
                                        -------------------------------------
                                        Dean L. Cash
                                        General Partner of registrant



                                    By:   /s/ PARITOSH K. CHOKSI
                                        -------------------------------------
                                        Paritosh K. Choksi
                                        Principal financial officer
                                        of registrant



                                    By:   /s/ DONALD E.  CARPENTER
                                        -------------------------------------
                                        Donald E.  Carpenter,
                                        Principal accounting
                                        officer of registrant