Form 10KSB
period 1999-12-31
ATEL CASH DISTRIBUTION FUND III LP
filed 2000-03-29
CIK 856123

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1999

                                       OR

                         |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                               ____

                        Commission File number 000-19160

                      ATEL Cash Distribution Fund III, L.P.

California                                                      94-3100855
----------                                                      ----------
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

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 1999 and
(iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


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

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units in 1992.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

The General Partners sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period. During 1999, five lessees accounted for 26%, 21%, 20%, 16% and 14% of the Partnership's revenues. During 1998, one lessee accounted for 25% of the Partnership's lease revenues.

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


Equipment Dispositions:

Through December 31, 1999, the Partnership has disposed of certain leased assets as set forth below:

                                                                   Excess of
       Type of     Original Equipment Cost,                       Rents Over
      Equipment   Excluding Acquisition Fees   Sale Price         Expenses *
      ---------   --------------------------   ----------         ----------
Mining                  $ 21,337,627            $ 6,725,485        $ 13,791,558
Transportation            16,640,314              9,020,414          17,265,371
Other                     11,975,242              8,527,558           8,793,962
Earth moving               8,455,364              3,446,574           9,351,635
Point-of-sale              6,358,094              3,775,309           5,947,266
Food processing            6,014,685              2,406,813           6,061,124
Manufacturing              8,888,272              2,943,527          10,027,704
Materials handling         5,723,806              1,732,632           6,183,758
Furniture & fixtures       3,195,613              1,366,326           2,375,001
Medical                    2,732,652                346,321           2,682,398
Commercial aircraft        2,322,136              1,656,694             226,541
                      ---------------        ---------------    ----------------
                        $ 93,643,805            $41,947,653        $ 82,706,318
                      ===============        ===============    ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1999 and the industries to which the assets have been leased.

                               Purchase price excluding   Percentage of total
         Asset types               acquisition fees          acquisitions
         -----------               ----------------          ------------
Earth moving                          $24,102,343                   24.19%
Mining                                 10,018,844                   10.06%
Over-the-road tractors and trailers     9,009,547                    9.04%
Aircraft                                7,571,020                    7.60%
Material handling                       7,355,483                    7.38%
Point-of-sale                           6,343,897                    6.37%
Food processing                         5,947,041                    5.97%
Furniture, fixtures and equipment       4,874,797                    4.89%
Utility                                 4,854,844                    4.87%
Chemicals manufacturing                 4,504,918                    4.52%
Printing                                3,756,764                    3.77%
Medical                                 2,155,489                    2.16%
Other **                                9,134,955                    9.18%
                                   ---------------         ----------------
                                      $99,629,942                  100.00%
                                   ===============         ================

** Individual asset types included in "Other" are less than 2% of the total.

                                   Purchase price excluding Percentage of total
  Industry of lessee                   acquisition fees       acquisitions
  ------------------                   ----------------       ------------
Mining, coal                              $30,687,214                 30.80%
Foods & food processing                     9,321,102                  9.36%
Manufacturing of auto/truck parts           7,455,451                  7.48%
Retail, general                             6,834,152                  6.86%
Utilities                                   5,696,857                  5.72%
Manufacturing, medical instruments          5,275,000                  5.29%
Manufacturing, other                        5,095,798                  5.11%
Transportation, trucking                    4,896,425                  4.91%
Chemicals                                   4,384,918                  4.40%
Printing                                    3,756,764                  3.77%
Insurance                                   2,833,575                  2.84%
Mining, metals                              2,591,961                  2.60%
Other *                                    10,800,725                 10.86%
                                       ---------------       ----------------
                                          $99,629,942                100.00%
                                       ===============       ================

* Individual lessee industries included in "Other" are less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

The General Partners plan that the Partnership will sell its remaining assets during the first quarter of 2000 and that it will cease operations by March 31, 2000. In accordance with this plan, all but one of the Partnership's lease assets had been sold as of February 15, 2000. These plans will only be carried out to the extent that economic conditions are favorable to the Partnership and only if the General Partners deem it to be in the best interest of the Limited Partners to do so.

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

Holders

As of December 31, 1999, a total of 5,107 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners shall have sole discretion in determining the amount of distributions; provided, however, that the General Partners will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1993; $1.30 in 1994 and 1995; $1.40 in 1996 and 1997;
and $1.50 in 1998 and 1999. The reinvestment period ended December 31, 1999.

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

The rates for monthly distributions from 1999 operations were $.125 per Unit for monthly distributions made from February through November 1999. The rates for quarterly distributions made in April, July and October 1999 were $.375 per Unit. An additional distribution was made to the holders of all Units in December 1999. The amount of this distribution was $.54 for those who had been receiving distributions on a monthly basis and $.665 for those who had been receiving distributions on a quarterly basis. This brought the total distributed per Unit to $1.79 for 1999. Distributions were from cash flows from operations and sales proceeds in 1999.

The following table presents summarized information regarding distributions to Limited Partners:

                                                    1999             1998             1997             1996             1995
                                                    ----             ----             ----             ----             ----
Distributions of net income                            $ 0.01           $ 0.98            $ 0.58           $ 0.38           $ 0.27
Return of investment                                     2.03             0.44              0.45             0.87             1.13
                                               ---------------  --------------- ----------------- ---------------- ----------------
Distributions per unit                                   2.04             1.42              1.03             1.25             1.40
Differences due to timing of distributions              (0.25)            0.08             (0.03)           (0.03)               -
                                               ---------------  --------------- ----------------- ---------------- ----------------
Nominal distribution rates from above                  $ 1.79           $ 1.50            $ 1.00           $ 1.22           $ 1.40
                                               ===============  =============== ================= ================ ================

Limited Partners may elect to receive distributions on a monthly basis. Owners of 2,000 or more units may make the election without charge. Owners of less than 2,000 units may make the election upon payment of a $20.00 annual fee.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                          1999             1998             1997             1996             1995
                                          ----             ----             ----             ----             ----
Gross Revenues                          $ 1,342,845      $11,007,336      $ 10,433,457     $ 11,709,770      $14,332,795
Net income                                 $ 84,854      $ 7,293,197       $ 4,334,639      $ 2,851,478      $ 2,032,662
Weighted average Units outstanding        7,375,284        7,376,201         7,376,934        7,376,934        7,378,884
Net income per Unit, based on
   weighted average Units outstanding        $ 0.01           $ 0.98            $ 0.58           $ 0.38           $ 0.27
Distributions per Unit, based on
   weighted average Units outstanding        $ 2.04           $ 1.42            $ 1.03           $ 1.25           $ 1.40
Total Assets                            $ 1,900,695      $17,582,514      $ 22,727,752     $ 29,791,041      $41,900,878
Non-recourse Debt                          $ 57,291        $ 413,707       $ 2,497,392      $ 6,068,326      $11,451,641
Total Partners' Capital                 $ 1,693,011      $16,630,778      $ 19,797,739     $ 23,081,480      $29,451,915

In 1997 and 1996, distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the lease terms expire the Partnership will sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partners' success in selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. As of December 31, 1999 the Partnership had no borrowings under this line of credit and the remaining availability was $21,857,103.

At December 31, 1999 the Partnership's reinvestment period ended and there were no commitments to purchase additional lease assets.

As of December 31, 1999, cash balances consisted of working capital.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

Through December 31, 1999, the Partnership had borrowed approximately $32,425,000. The remaining unpaid balance of such borrowings at December 31, 1999 was $57,291. The borrowings are non-recourse to the Partnership. As such, the only recourse the lender has is to the equipment or corresponding lease acquired with the loan proceeds. Through December 31, 1999, debt proceeds were approximately 40% of the aggregate cost of equipment acquired by the Partnership. The Limited Partnership Agreement limits the amount of additional debt that the Partnership may incur at any point in time. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1990. See Items 5 and 6 of this report for additional information regarding the distributions.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place would not be affected by changes in interest rates.

The General Partners plan that the Partnership will sell its remaining assets during the first quarter of 2000 and that it will cease operations by March 31, 2000. In accordance with this plan, all but one of the Partnership's lease assets had been sold as of February 15, 2000. These plans will only be carried out to the extent that economic conditions are favorable to the Partnership and only if the General Partners deem it to be in the best interest of the Limited Partners to do so.


Cash Flows

Cash flows from operations decreased from $3,953,216 in 1998 to $779,739 in 1999, a decrease of $3,173,477. This decrease resulted primarily from decreased operating lease rents ($2,720,634) and decreased direct finance lease revenues ($273,344). Operating lease rents remain the Partnership's most significant source of operating cash flows.

Cash flows from investing activities decreased from $10,542,842 in 1998 to $4,034,209 in 1999, a decrease of $6,508,633. The primary sources of cash from investing activities are proceeds from sales of assets and rents from direct financing leases. Sales proceeds decreased by $5,965,818. Direct financing lease rents decreased by $542,815 compared to 1998.

There were no financing sources of cash in 1999 or 1998. Repayments of non-recourse debt decreased due to scheduled debt payments. Cash used for distributions to Limited Partners increased from $10,457,123 in 1998 to $15,022,621 in 1999 as a result of the increase of the per Unit rate of distributions from $1.00 in 1997 to $1.50 in 1998 and to $1.79 in 1999.


Results of Operations

As of December 31, 1999, 52% and 48% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the mining and utilities industries, respectively. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

Net income decreased from $7,293,197 in 1998 to $84,854 in 1999. The decrease resulted from a number of factors. During 1998 and 1999, most of the Partnership's lease assets were sold. This resulted in decreased revenues in 1999 ($1,342,845) compared to 1998 ($11,007,336). In 1998, the asset sales resulted in gains of $6,160,019 compared to a loss on the sales of assets of $369,377 in 1999.

The most significant change in expenses, other than depreciation expense, was the reduction in interest expense of $106,226 ($126,982 in 1998 and $20,756 in 1999). Interest expense declined due to scheduled debt payments. Depreciation expense decreased as a result of sales of operating lease assets in 1998 and 1999.

Management fees have decreased from $640,419 in 1998 to $114,011 in 1999, a decrease of $526,408. This decrease is related to the decrease in lease revenues and to the decrease in distributions of cash from operations to the limited partners.


Impact of the Year 2000

To date, the Partnership has experienced no significant year 2000 problems and the general partners believe it does not have continued exposure to the year 2000 problem.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged. As of December 31, 1999, the Partnership had no outstanding balances on the floating rate line of credit.

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1999, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 19.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund III, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund III, L.P. as of December 31, 1999, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund III, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.







                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
January 25, 2000

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS


Cash and cash equivalents                                           $ 729,853

Accounts receivable                                                    84,089

Investments in equipment and leases                                 1,086,753
                                                              ----------------
Total assets                                                      $ 1,900,695
                                                              ================


                       LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                    $ 57,291

Accrued interest

Accounts payable                                                      150,393
                                                              ----------------
Total liabilities                                                     207,684

Partners' capital:
     General Partners                                                 243,392
     Limited Partners                                               1,449,619
                                                              ----------------
Total partners' capital                                             1,693,011
                                                              ----------------
Total liabilities and partners' capital                           $ 1,900,695
                                                              ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


Revenues:                                                        1999             1998
                                                                 ----             ----
Leasing activities:
     Operating leases                                           $ 1,306,703      $ 4,027,337
     Direct financing leases                                         71,837          345,081
     Leveraged leases                                                21,123           18,573
     (Loss) gain on sales of equipment                             (369,377)       6,160,019
Other                                                                 5,851           57,089
Interest income                                                     306,708          399,237
                                                            ---------------- ----------------
                                                                  1,342,845       11,007,336
                                                            ---------------- ----------------

Expenses:
Depreciation                                                        752,327        2,557,024
Administrative cost reimbursements to General Partner               205,136          235,984
Equipment and incentive management fees to General Partner          114,011          640,419
Other                                                                87,156           81,161
Income taxes and franchise fees                                      55,651           29,514
Interest expense                                                     20,756          126,982
Professional fees                                                    22,954           25,882
Provision for losses and impairments                                      -           17,173
                                                            ---------------- ----------------
                                                                  1,257,991        3,714,139
                                                            ---------------- ----------------
Net income                                                         $ 84,854      $ 7,293,197
                                                            ================ ================

Net income:
     General Partners                                                 $ 849         $ 72,932
     Limited Partners                                                84,005        7,220,265
                                                            ---------------- ----------------
                                                                   $ 84,854      $ 7,293,197
                                                            ================ ================

Net income per Limited Partnership unit                              $ 0.01           $ 0.98

Weighted average number of units outstanding                      7,375,284        7,376,201


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                             Limited Partners
                                                             ----------------              General
                                                         Units            Amount          Partners           Total
                                                         -----            ------          --------           -----
Balance December 31, 1997                                 7,376,284      $ 19,628,128        $ 169,611      $19,797,739
Distributions to limited partners ($1.42  per Unit)                       (10,457,123)               -      (10,457,123)
Repurchase of Limited Partnership Units                      (1,000)           (3,035)                           (3,035)
Net income                                                                  7,220,265           72,932        7,293,197
                                                     --------------- ----------------- ---------------- ----------------
Balance December 31, 1998                                 7,375,284        16,388,235          242,543       16,630,778
Distributions to limited partners ($2.04  per Unit)                       (15,022,621)               -      (15,022,621)
Net income                                                                     84,005              849           84,854
                                                     --------------- ----------------- ---------------- ----------------
Balance December 31, 1999                                 7,375,284       $ 1,449,619        $ 243,392      $ 1,693,011
                                                     =============== ================= ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

Operating activities:                                                                 1999             1998
                                                                                      ----             ----
Net income                                                                              $ 84,854      $ 7,293,197
  Adjustment  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation                                                                        752,327        2,557,024
     Loss (gain) on sales of equipment                                                   369,377       (6,160,019)
     Income from investment in leveraged leases                                          (21,123)         (18,573)
     Provision for losses and impairments                                                      -           17,173
     Changes in operating assets and liabilities:
        Accounts receivable                                                              (18,060)         159,006
        Accounts payable, General Partner                                               (339,374)         266,835
        Accounts payable, other                                                            6,228          (49,626)
        Accrued interest                                                                  (1,363)         (10,479)
        Unearned operating lease income                                                  (53,127)        (101,322)
                                                                                 ---------------- ----------------
Net cash provided by operating activities                                                779,739        3,953,216

Investing activities:
Proceeds from sales of lease assets                                                    3,614,285        9,580,103
Reductions of net investment in direct financing leases                                  419,924          962,739
                                                                                 ---------------- ----------------
Net cash provided by investing activities                                              4,034,209       10,542,842

Financing activities:
Distributions to limited partners                                                    (15,022,621)     (10,457,123)
Repayments of non-recourse debt                                                         (356,416)      (2,083,685)
Repurchase of limited partnership units                                                        -           (3,035)
                                                                                 ---------------- ----------------
Net cash used in financing activities                                                (15,379,037)     (12,543,843)
                                                                                 ---------------- ----------------

Net (decrease) increase in cash and cash equivalents                                 (10,565,089)       1,952,215
Cash and cash equivalents at beginning of period                                      11,294,942        9,342,727
                                                                                 ---------------- ----------------
Cash and cash equivalents at end of period                                             $ 729,853      $11,294,942
                                                                                 ================ ================


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                                  $ 22,119        $ 137,461
                                                                                 ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from three years to eight years and nine months.

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

                                DECEMBER 31, 1999


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

Financial statement basis of net assets                         $ 1,693,011
Tax basis of net assets                                          10,823,747
                                                            ----------------
Difference                                                      $ 9,130,736
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

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                                   1999             1998
                                                   ----             ----
 Net income per financial statements                 $ 84,854      $ 7,293,197
 Adjustment to depreciation expense                   148,822          503,382
 Adjustments to revenues                            3,532,988        2,743,103
 Provision for losses and impairments                       -           17,173
                                             ----------------- ----------------
 Net income per federal tax return                $ 3,766,664     $ 10,556,855
                                             ================= ================

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1999 and 1998.

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

                     ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partners' evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partners believe the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partners, are not recoverable from lessees or the disposition of the collateral.

Reclassifications:

Certain  1998   balances  have  been   reclassified   to  conform  to  the  1999
presentation.


3.  Investments in equipment and leases:

As of December 31, 1999, the Partnership's investments in equipment and leases consist of the following:

                                                                 Depreciation
                                                                  Expense or        Reclass-
                                                                    Lease        ifications or
                                                    1998         Amortization     Dispositions         1999
                                                    ----         ------------   - -------------        ----
Net investment in operating leases                $ 4,961,101       $ (752,327)     $ (3,473,316)       $ 735,458
Net investment in direct financing leases           1,114,623         (419,924)         (345,904)         348,795
Assets held for lease or sale                         363,048                -          (360,548)           2,500
Net investment in leveraged leases                    144,944           21,123          (166,067)               -
Reserve for losses and impairments                   (362,173)               -           362,173                -
                                               ---------------  --------------- ----------------- ----------------
                                                  $ 6,221,543     $ (1,151,128)     $ (3,983,662)     $ 1,086,753
                                               ===============  =============== ================= ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1998, additions and dispositions during 1999 and as of December 31, 1999:

                                 Balance                           Reclass-          Balance
                               December 31,                      ifications or    December 31,
                                   1998          Additions       Dispositions         1999
                                   ----          ---------       ------------         ----
Mining                           $ 3,757,698                                         $ 3,757,698
Manufacturing                      3,618,000                       $ (3,618,000)               -
Printing                           3,044,659                         (3,044,659)               -
Utilities                          2,839,101                         (2,839,101)               -
Food processing                    2,438,524                         (2,438,524)               -
Medical                            2,155,489                         (2,155,489)               -
Transportation                       628,497                           (628,497)               -
Materials handling                   529,071                           (529,071)               -
Other                                 65,695                            (65,695)               -
                              --------------- ----------------- ---------------- ----------------
                                  19,076,734                        (15,319,036)       3,757,698
Less accumulated depreciation    (14,115,633)       $ (752,327)      11,845,720       (3,022,240)
                              --------------- ----------------- ---------------- ----------------
                                 $ 4,961,101        $ (752,327)    $ (3,473,316)       $ 735,458
                              =============== ================= ================ ================

Direct financing leases:

As of December 31,  1999,  investment  in direct  financing  leases  consists of
turbine   generating   units.   The  following   lists  the  components  of  the
Partnership's investment in direct financing leases as of December 31, 1999:

Total minimum lease payments receivable                            $ 95,802
Estimated residual values of leased equipment (unguaranteed)        271,733
                                                                ------------
Investment in direct financing leases                               367,535
Less unearned income                                                (18,740)
                                                                ------------
Net investment in direct financing leases                         $ 348,795
                                                                ============

At December 31, 1999, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

           Year ending                         Direct
           December 31,     Operating        Financing          Total
           -------------    ---------        ---------          -----
                    2000       $ 120,000         $ 95,802         $ 215,802
                    2001          20,000                -            20,000
                          ---------------  --------------- -----------------
                               $ 140,000         $ 95,802         $ 235,802
                          ===============  =============== =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

              Balance 12/31/97           $ 613,627
              Charge offs                 (268,627)
              Provision                     17,173
                                    ---------------
              Balance 12/31/98             362,173
              Provision                          -
              Charge offs                 (362,173)
                                    ---------------
              Balance 12/31/99                 $ -
                                    ===============


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt consists of a note payable to a financial institution of $57,291. The note is due in quarterly payments of $29,832 through its due date of June 2000. Interest on the note is at a rate of 11%. The note is secured by an assignment of lease payments and a pledge of assets. At December 31, 1999, the carrying value of the pledged assets is $348,795.


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

The  General   Partners   and/or   Affiliates   earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows:

                                                                                       1999             1998
                                                                                       ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited  Partnership  Agreement).                      $ 114,011         $640,419fs

Administrative cost reimbursements to General Partner                                     205,136          235,984
                                                                                  ---------------- ----------------
                                                                                        $ 319,147        $ 876,403
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

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


5.  Related party transactions (continued):

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


6.  Partners' capital:

As of December 31, 1999, 7,375,284 Units were issued and outstanding. The Partnership is authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to the 50 Units issued to the Initial Limited Partners.

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

As of December 31, 1999, 52% and 48% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the utilities and mining industries, respectively.

During 1999, five customers comprised 26%, 21%, 20%, 16% and 14%, respectively, of the Partnership's revenues from leases.

During 1998, one customer comprised 25% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partners.

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1999 is $55,541.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (a General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

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

Paritosh K. Choksi             Director, Senior Vice President and Chief
                               Financial Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter            Vice President and Controller of ACG, AFC, ALC,
                               AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais                Senior Vice President, Secretary and General
                               Counsel for ACG, AFC, ALC, AIS and AEC

Carl W. Magnuson               Vice President - Syndication of ALC

Barbara F. Medwadowski         Vice President - Syndication of ALC

James A. Kamradt               Director of Pricing and Syndication of ALC

Thomas D. Sbordone             Senior Vice President - Marketing of ALC

Russell H. Wilder              Vice President - Credit of AEC

John P. Scarcella              Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their affiliates. The amount of such remuneration paid for the years ended December 31, 1999 and 1998 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.


Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,016,305), to ATEL Securities Corporation, an affiliate of the General Partners . Of this amount, $6,455,378 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 1999 were $3,508,152, the maximum allowable amount.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partners are entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partners or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partners or their affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partners or their affiliates are compensated for rendering equipment management services.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 1999 and 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                    (a) Financial Statements and Schedules

                           1.  Financial Statements
                               Included in Part II of this report:
                               Report of Independent Auditors

                               Balance Sheet at December 31, 1999

                               Statements of Income for the years ended
                               December 31, 1999 and 1998

                               Statements of Changes in Partners' Capital for the years ended December 31, 1999 and 1998

                               Statements of Cash Flows for the years ended December 31, 1999 and 1998

                               Notes to  Financial Statements

                           2.  Financial Statement Schedules
                               All schedules for which provision is made in the
                               applicable   accounting   regulations  of  the
                               Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    (b) Reports on Form 8-K for the fourth quarter of 1999
                               None

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



                        Date:       3/22/2000

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


 SIGNATURE                     CAPACITIES                               DATE



/s/  A. J. Batt                General Partner of registrant;        3/22/2000
------------------------------  President, Chairman and Chief
A. J. Batt                      Executive Officer of ATEL
                                Financial Corporation




 /s/ Dean Cash                 General Partner of registrant;        3/22/2000
------------------------------  Executive Vice President and
Dean Cash                       director of ATEL Financial
                                Corporation



/s/ Paritosh K. Choksi         Principal financial officer of        3/22/2000
------------------------------  registrant; principal financial
Paritosh K. Choksi              officer and director of ATEL
                                Financial Corporation




/s/ Donald E. Carpenter        Principal accounting officer of       3/22/2000
------------------------------  registrant; principal accounting
  Donald E. Carpenter           officer of ATEL Financial
                                Corporation