Form 10QSB
period 2000-03-31
ATEL CASH DISTRIBUTION FUND III LP
filed 2000-05-12
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000

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

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2000
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                          $3,786,384

Accounts receivable                                                    87,870

Investments in leases                                                 717,145
                                                              ----------------
Total assets                                                       $4,591,399
                                                              ================


                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                                                      236,241
                                                              ----------------
Total liabilities                                                     236,241

Partners' capital:
     General Partners                                                 270,013
     Limited partners                                               4,085,145
                                                              ----------------
Total partners' capital                                             4,355,158
                                                              ----------------
Total liabilities and partners' capital                            $4,591,399
                                                              ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                      2000                1999
                                                                      ----                ----
Revenues:
Lease revenues:
   Gain on sales of assets                                              $ 2,713,100          $ 3,677
   Operating leases                                                          30,000          461,446
   Direct financing leases                                                    3,438           23,811
   Leveraged leases                                                               -            5,281
Interest income                                                               5,867           90,096
Other                                                                            39              651
                                                              ---------------------- ----------------
                                                                          2,752,444          584,962
                                                              ---------------------- ----------------
Expenses:
Administrative cost reimbursements to General Partners                       41,486           24,695
Professional fees                                                            16,796            4,002
Depreciation and amortization                                                18,313          200,119
Other                                                                        11,037           14,532
Interest                                                                      1,791            9,076
Equipment and partnership management fees to General Partners                   874           52,726
Taxes on income and franchise fees                                                -           36,583
                                                              ---------------------- ----------------
                                                                             90,297          341,733
                                                              ---------------------- ----------------
Net income                                                              $ 2,662,147        $ 243,229
                                                              ====================== ================

Net income:
     General Partners                                                      $ 26,621          $ 2,432
     Limited Partners                                                     2,635,526          240,797
                                                              ---------------------- ----------------
                                                                        $ 2,662,147        $ 243,229
                                                              ====================== ================

Net income per Limited Partnership unit                                      $ 0.36           $ 0.03

Weighted average number of units outstanding                              7,375,284        7,375,284


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 2000

                                           Limited Partners         General
                               Units            Amount             Partners              Total
Balance December 31, 1999        7,375,284       $1,449,619              $ 243,392       $1,693,011
Net income                                        2,635,526                 26,621        2,662,147
                          ----------------- ---------------- ---------------------- ----------------
Balance March 31, 2000           7,375,284       $4,085,145              $ 270,013       $4,355,158
                          ================= ================ ====================== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                               2000                1999
                                                                               ----                ----
Operating activities:
Net income                                                                       $ 2,662,147        $ 243,229

Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                      18,313          200,119
   Gain on sale of assets                                                         (2,713,100)          (3,677)
   Leveraged lease income                                                                  -           (5,281)
   Changes in operating assets and liabilities:
     Accounts receivable                                                              (3,781)         (39,686)
     Accounts payable, general partner                                                     -         (318,134)
     Accounts payable, other                                                          85,848           80,614
     Accrued interest                                                                      -             (501)
     Unearned operating lease income                                                       -           28,427
                                                                       ---------------------- ----------------
Net cash (used in) provided by operations                                             49,427          185,110
                                                                       ---------------------- ----------------

Investing activities:
Proceeds from sales of lease assets                                                3,064,395          342,201
Reductions of net investment in direct financing leases                                    -          115,921
                                                                       ---------------------- ----------------
Net cash provided by investing activities                                          3,064,395          458,122
                                                                       ---------------------- ----------------

Financing activities:
Repayments of non-recourse debt                                                      (57,291)        (127,559)
Distributions to limited partners                                                          -       (2,766,044)
                                                                       ---------------------- ----------------
Net cash used in financing activities                                                (57,291)      (2,766,044)
                                                                       ---------------------- ----------------

Net decrease in cash and cash equivalents                                          3,056,531       (2,122,812)
Cash and cash equivalents at beginning of period                                     729,853       11,294,942
                                                                       ---------------------- ----------------
Cash and cash equivalents at end of period                                       $ 3,786,384       $9,172,130
                                                                       ====================== ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                                 $ 1,791          $ 9,577
                                                                       ====================== ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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

The Partnership's business consisted of leasing various types of equipment.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                    Depreciation
                                                                    Expense or           Reclassi-
                                                  December 31,         Lease           fications and         March 31,
                                                      1999         Amortization        Dispositions            2000
                                                      ----         ------------    -   -------------           ----

Assets held for lease or sale                            $ 2,500                               $ 397,500        $ 400,000
Net investment in operating leases                       735,458        $ (18,313)              (400,000)         317,145
Net investment in direct financing leases                348,795                -               (348,795)               -
                                                ----------------- ---------------- ---------------------- ----------------
                                                      $1,086,753        $ (18,313)            $ (351,295)       $ 717,145
                                                ================= ================ ====================== ================


Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

                                          ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, depreciation and dispositions during the quarter ended March 31, 2000 and as of March 31, 2000.

                                                                       Reclassi-
                                  December 31,                       fications and         March 31,
                                    1999         Depreciation        Dispositions            2000
                                    ----         ------------    -   -------------           ----
Mining equipment                    $3,757,698                            $ (2,505,036)      $1,252,662
Less accumulated depreciation       (3,022,240)       $ (18,313)             2,105,036         (935,517)
                              ----------------- ---------------- ---------------------- ----------------
                                     $ 735,458        $ (18,313)            $ (400,000)       $ 317,145
                              ================= ================ ====================== ================

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                   Year ending
                                   December 31,
                                   ------------
                                          2000          $ 90,000
                                          2001            20,000
                                                -----------------
                                                       $ 110,000
                                                =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


4.  Related party transactions:

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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                           2000                1999
                                                                                           ----                ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                   $ 874         $ 52,726


Administrative costs reimbursed to General Partner                                                41,486           24,695
                                                                                   ---------------------- ----------------
                                                                                                $ 42,360         $ 77,421
                                                                                   ====================== ================

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Capital Resources and Liquidity

In the first quarter of 2000, the Partnership's primary source of cash was proceeds from the sales of lease assets. During the first quarter of 1999, the Partnership's primary source of cash was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent that rents and proceeds from the sales of lease assets exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed rents and the proceeds from the sales of lease assets.

As of March 31, 2000, the Partnership had borrowed approximately $32,425,000, all of which has been repaid.

The Partnership is in the process of winding down its operations. It has only one revenue producing lease and its only other remaining lease assets are expected to be sold by July 2000, At that time, the General Partners expect that the Partnership will be terminated.

Cash Flows

Cash flows from operations decreased by $135,683 compared to 1999. The decrease resulted from a decrease in operating lease revenues. In both years, the primary operating source of cash was operating lease revenues.

Cash flows provided by investing activities increased by $2,606,273 compared to 1999. This increase was due asset sales in February 2000. Asset sales are not currently expected to be consistent from one period to another as they do not occur at regular intervals. Asset sales over the remainder of the year are not expected to be comparable to those in the first quarter.

There were no financing sources of cash in 2000 or 1999. Payments of non-recourse debt have decreased as a result of certain of the non-recourse notes being fully paid off since the first quarter of 1999.


Results of Operations

Operations in the first quarter of 2000 resulted in net income of $2,662,147 compared to $243,229 in 1999.

Operating lease revenues declined from $461,446 in 1999 to $30,000 in 2000. The decrease is the result of scheduled lease terminations and subsequent sales of the related lease assets. Revenues from direct finance leases has also decreased as a result of terminations and asset sales. Lease revenues for the remainder of 2000 are expected to be similar to the first quarter.

Depreciation and amortization expense decreased by $181,606 compared to 1999. The decrease resulted from sales of assets which were previously on operating leases. Interest expense has decreased as the Partnership has made scheduled debt payments and has reduced the overall amounts of its non-recourse debt since 1999.

Management fees are related to the Partnership's revenues and have decreased as a result of the decreases of those revenues compared to 1999.
                           PART II. OTHER INFORMATION

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheet, March 31, 2000
                      Income statements for the three month periods ended March
                         31, 2000 and 1999
                      Statements of changes in partners' equity for the three
                         month period ended March 31, 2000
                      Statements of cash flows for the three month periods ended
                         March 31, 2000 and 1999
                      Notes to the Financial Statements

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

Date:
May 12, 2000

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                             By: /s/ A. J. Batt
                                 -----------------------------------------------
                                 A. J. Batt
                                 General Partner of registrant



                             By: /s/ Dean L. Cash
                                 -----------------------------------------------
                                 Dean L. Cash
                                 General Partner of registrant



                             By: /s/ Paritosh K. Choksi
                                 -----------------------------------------------
                                 Paritosh K. Choksi
                                 Principal financial officer of registrant



                             By: /s/ Donald E. Carpenter
                                 -----------------------------------------------
                                 Donald E. Carpenter
                                 Principal accounting officer of registrant