Form 10QSB
period 2000-06-30
ATEL CASH DISTRIBUTION FUND III LP
filed 2000-08-14
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

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

           235 Pine Street, 6th Floor, San Francisco, California 94104
           -----------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (415)989-8800
        -----------------------------------------------------------------



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                           $3,850,422

Accounts receivable                                                    252,874
                                                               ----------------
                                                                    $4,103,296
                                                               ================


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                      $190,027
                                                               ----------------
Total liabilities                                                      190,027

Partners' capital:
     General partners                                                  265,595
     Limited partners                                                3,647,674
                                                               ----------------
Total partners' capital                                              3,913,269
                                                               ----------------
                                                                    $4,103,296
                                                               ================


                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                             Six Months Ended              Three Months Ended
                                                                 June 30,                          June 30,
                                                                 --------                          --------
Revenues:                                                 2000             1999             2000             1999
                                                          ----             ----             ----             ----
Lease revenues:
   Gain (loss) on sales of assets                         $2,253,471         ($43,349)       ($459,629)        ($47,026)
   Operating leases                                           60,000          853,338           30,000          391,892
   Direct financing leases                                     3,438           42,134                -           18,323
   Leveraged leases                                                -           10,562                -            5,281
Interest income                                               36,809          181,067           30,942           90,971
Other                                                         70,115            2,285           70,076            1,634
                                                     ---------------- ---------------- ---------------- ----------------
                                                           2,423,833        1,046,037         (328,611)         461,075
                                                     ---------------- ---------------- ---------------- ----------------
Expenses:

Administrative cost reimbursements                            86,061           87,442           44,575           62,747
Professional fees                                             44,545           15,366           27,749           11,364
Depreciation                                                  36,625          431,755           18,312          231,636
Other                                                         21,294           63,168           10,257           48,636
Taxes                                                          9,360           37,344            9,360              761
Equipment and partnership management fees                      3,000           81,190            2,126           28,464
Interest expense                                               2,690           15,182              899            6,106
                                                     ---------------- ---------------- ---------------- ----------------
                                                             203,575          731,447          113,278          389,714
                                                     ---------------- ---------------- ---------------- ----------------
Net Income                                                $2,220,258         $314,590        ($441,889)         $71,361
                                                     ================ ================ ================ ================

Net income:
     General partners                                        $22,203           $3,146          ($4,419)            $714
     Limited partners                                      2,198,055          311,444         (437,470)          70,647
                                                     ---------------- ---------------- ---------------- ----------------
                                                          $2,220,258         $314,590        ($441,889)         $71,361
                                                     ================ ================ ================ ================

Net income per limited partnership unit                        $0.30            $0.04           ($0.06)           $0.01
Weighted average number of units
   outstanding                                             7,376,284        7,376,284        7,376,284        7,376,284

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)

                                          Limited Partners      General
                               Units           Amount          Partners           Total
Balance December 31, 1999       7,376,284       $1,449,619         $243,392       $1,693,011
Net income                                       2,198,055           22,203        2,220,258
                          ---------------- ---------------- ---------------- ----------------
                          ---------------- ---------------- ---------------- ----------------
Balance June 30, 2000           7,376,284      $ 3,647,674        $ 265,595      $ 3,913,269
                          ================ ================ ================ ================

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                        THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                              Six Months Ended              Three Months Ended
                                                                  June 30,                        June 30,
                                                          2000             1999             2000             1999
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                $2,220,258         $314,590        ($441,889)         $71,361

Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation                                             36,625          431,755           18,312          231,636
     Leveraged lease income                                        -          (10,562)               -           (5,281)
     Gain on sales of assets                              (2,253,471)          43,349          459,629           47,026
   Changes in operating assets and liabilities:
      Accounts receivable                                   (168,785)         (25,842)        (165,004)          13,844
      Accounts payable, general partner                            -         (339,374)               -          (21,240)
      Accounts payable, other                                 39,634          (22,189)         (46,214)        (102,803)
      Accrued interest                                             -           (1,014)               -             (513)
      Unearned operating lease income                              -           68,992                -           40,565
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by operating activities                   (125,739)         459,705         (175,166)         274,595
                                                     ---------------- ---------------- ---------------- ----------------

Investing activities:

Proceeds from sales of lease assets                        3,303,599          736,868          239,204          394,667
Reduction in net investment in direct
   financing leases                                                -          236,977                -          121,056
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                  3,303,599          973,845          239,204          515,723
                                                     ---------------- ---------------- ---------------- ----------------

Financing activities:

Distributions to limited partners                                  -       (5,536,789)               -       (2,770,745)
Repayments of long-term non-recourse debt                    (57,291)        (258,075)               -         (130,516)
                                                     ---------------- ---------------- ---------------- ----------------

Net cash used in financing activities                        (57,291)      (5,794,864)               -       (2,901,261)
                                                     ---------------- ---------------- ---------------- ----------------

Net increase (decrease) in cash and
   cash equivalents                                        3,120,569       (4,361,314)          64,038       (2,110,943)
Cash and cash equivalents at
   beginning of period                                       729,853       11,294,942        3,786,384        9,044,571
                                                     ---------------- ---------------- ---------------- ----------------
Cash and cash equivalents at end of
   period                                                 $3,850,422       $6,933,628       $3,850,422       $6,933,628
                                                     ================ ================ ================ ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                          $2,690          $15,182             $899           $6,106
                                                     ================ ================ ================ ================

                        See notes to financial statements

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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

The Partnership's business consisted of leasing various types of equipment. As of June 30, 2000, all of the Partnership's leases and related assets had been sold.

Pursuant to the Agreement of Limited  Partnership,  the General Partners receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5.)


3. Investment in leases:

The Partnership's investment in leases consisted of the following:

                                                             Depreciation
                                                             Expense or
                                          December 31,      Amortization                        June 30,
                                               1999           of Leases      Dispositions         2000
                                               ----           ---------     --------------        ----
Net investment in operating leases              $ 735,458        $ (36,625)      $ (698,833)             $ -
Net investment in direct financing leases         348,795                -         (348,795)               -
Equipment held for sale or lease                    2,500                -           (2,500)               -
                                          ---------------- ---------------- ---------------- ----------------
                                              $ 1,086,753        $ (36,625)     $(1,050,128)             $ -
                                          ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, acquisitions and dispositions during the quarters ended March 31, 2000 and June 30, 2000 and as of June 30, 2000.


                               December 31,                      Dispositions       June 30,
                                   1999          1st Quarter      2nd Quarter         2000
                                   ----          -----------      -----------         ----
Mining equipment                   $3,757,698      $(2,505,036)     $(1,252,662)             $ -
Less accumulated depreciation      (3,022,240)       2,086,723          935,517                -
                              ---------------- ---------------- ---------------- ----------------
                                     $735,458        ($418,313)       ($317,145)             $ -
                              ================ ================ ================ ================

Equipment on operating leases was acquired in 1990, 1991, 1992, 1993 and 1995.

At June 30, 2000, aggregate amounts of future minimum lease payments were zero.


4. Non-recourse debt:

At December 31, 1999, non-recourse debt consists of a note payable to a financial institution of $57,291. The note was due in quarterly payments of $29,832 through its due date of June 2000. Interest on the note was at a rate of 11%. The note was secured by an assignment of lease payments and a pledge of assets. The note was repaid in the first quarter of 2000.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2000 and 1999 as follows:

                                             2000             1999
                                             ----             ----
Reimbursement of administrative costs          $ 86,061         $ 87,442
Incentive and equipment management fees           3,000           81,190
                                        ---------------- ----------------
                                                $89,061         $168,632
                                        ================ ================


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

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

As of June 30, 2000, the Partnership disposed of the last of its lease assets and ceased operations in its primary business, equipment leasing and sales activities. During the third quarter, the General Partners plan that the Partnership will make a liquidating distribution of approximately $3,500,000, which represents about 4.7% of the original invested capital of the Partnership.

Funds which have been received, but which have not yet been distributed, are invested in interest-bearing accounts.

The Partnership's primary source of liquidity during the first six months of 2000 were proceeds from sales of assets.

The Partnership currently has available adequate reserves to meet contingencies.

As of June 30, 1999, the Partnership had borrowed approximately $32,425,000, all of which has been repaid. The General Partners expect that there will be no additional borrowings.

No commitments of capital have been or are expected to be made. As of June 30, 1999, there were no such commitments.

In the first six months of 2000, the Partnership made no distributions.

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

Cash Flows, 2000 vs. 1999:

Six months:

Cash flows from operations decreased due to decreases in lease rents compared to 1999. The decreases were due to lease asset sales since the second quarter of 1999.

Cash flows from the sales of assets increased by $2,566,731 compared to 1999. The increase was due to increased sales activities and the final asset sales in 2000. Cash flows from the reduction of the Partnership's net investment in direct financing leases decreased compared to 1999 as a result of equipment sales over the last twelve months. All such assets had been sold by December 31, 1999.

There were no financing sources of cash flows in 2000 or 1999. There were no distributions in the first six months of 2000. Debt payments for the six month period decreased due to scheduled debt payments and the final repayment of all remaining debt in the first quarter of 2000.

Three months:

Cash flows from operations decreased in the three month period for the same reasons noted above for the six month period.

Cash flows from investing activities consisted of proceeds from sales of assets ( in both 2000 and 1999) and from reductions in the Partnership's net investment in direct financing leases (1999 only). Proceeds from the sales of assets decreased due to reduced sales activities. Direct financing lease rents decreased for the same reasons as noted above for the six month period.

There were no financing sources of cash in 2000 or 1999. Debt payments decreased compared to 1999 since all remaining debt had been repaid in the first quarter of 2000.

Results of Operations

Operations in the second quarter of 2000 resulted in a net loss of $441,889 of compared to net income of $71,361 in 1999. Net income for the first six months of 2000 was $2,220,258 compared to $314,590 in 1999.

2000 vs. 1999:

Lease revenues decreased in both the three and six month periods compared to the prior year. This is the result of asset sales since June 30, 1999. All lease assets were sold prior to June 30, 2000. Interest income has decreased from 1999 to 2000 for both the three and six month periods. This a direct consequence of having maintained lower average cash balances during the 2000 periods than in the 1999 periods.

Operating lease revenues have shown a net decrease for both the three and six month periods. The original cost of the underlying assets has decreased from $11,378,493 at June 30, 1999 to zero at June 30, 2000. The decreased amounts of equipment owned by the Partnership also gave rise to the decrease in depreciation expense.

As scheduled debt payments have been made, debt balances have been reduced and this has caused interest expense to decline from 1999 to 2000.

Equipment management fees are based on the Partnership's lease rents. As those rents have decreased, the fees have also decreased. Incentive management fees are based on the amounts of distributions of cash flows generated from operations. In the first six months of 2000, there were no distributions to the Limited Partners, and hence, no incentive management fees.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheet, June 30, 2000.
                        Income statement for the six and three month periods ended June 30, 2000 and 1999. Statement of changes in partners' equity for the six month period ended June 30, 2000. Statements of cash flows for the six and three month periods ended June 30, 2000 and 1999.
                        Notes to the Financial Statements.

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

Date:
August 11, 2000

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                              By:   /s/ A.  J.  BATT
                                  ----------------------------------------------
                                  A. J. Batt,
                                  General Partner of registrant



                              By:   /s/ DEAN L. CASH
                                  ----------------------------------------------
                                  Dean Cash,
                                  General Partner of registrant



                              By:   /s/ PARITOSH K. CHOKSI
                                  ----------------------------------------------
                                  Paritosh K. Choksi
                                  Principal financial officer of registrant



                              By:   /s/ DONALD E.  CARPENTER
                                  ----------------------------------------------
                                  Donald E.  Carpenter,
                                  Principal accounting officer of
                                  registrant