Form 10QSB
period 2000-09-30
ATEL CASH DISTRIBUTION FUND III LP
filed 2000-11-09
CIK 856123

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
                        September 30, 2000

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

       Registrant's telephone number, including area code: (415) 989-8800
       ------------------------------------------------------------------



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

                                      2
                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                             $ 326,393

Accounts receivable                                                      59,080
                                                                ----------------
                                                                      $ 385,473
                                                                ================



                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable, general partners                                    $ 103,776
                                                                ----------------
Total liabilities                                                       103,776

Partners' capital:
     General Partners                                                   264,279
     Limited Partners                                                    17,418
                                                                ----------------
Total partners' capital                                                 281,697
                                                                ----------------
                                                                      $ 385,473
                                                                ================

                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                   Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
                                                                2000              1999             2000             1999
                                                                ----              ----             ----             ----
Revenues:
Lease income:
   Gain on sales of assets                                     $ 2,253,471          $ 38,505                          $ 81,854
   Operating                                                        60,000         1,125,221                           271,883
   Direct financing                                                  3,438            60,793                            18,659
   Leveraged                                                             -            15,842                             5,280
Other                                                               70,917             3,991            $ 802            1,706
Interest income                                                     57,391           253,645           20,582           72,578
                                                           ---------------- ----------------- ---------------- ----------------
                                                                 2,445,217         1,497,997           21,384          451,960
                                                           ---------------- ----------------- ---------------- ----------------
Expenses:
Management fees                                                    117,699           114,822          114,699           33,632
Administrative cost reimbursements                                  95,488           155,774            9,427           68,332
Professional fees                                                   53,395            22,251            8,850            6,885
Other                                                               38,216            71,198           16,922            8,030
Depreciation                                                        36,625           637,679                -          205,924
Taxes                                                                9,360            49,014                -           11,670
Interest expense                                                     5,746            18,425            3,056            3,243
                                                           ---------------- ----------------- ---------------- ----------------
                                                                   356,529         1,069,163          152,954          337,716
                                                           ---------------- ----------------- ---------------- ----------------
Net income (loss)                                              $ 2,088,688         $ 428,834       $ (131,570)       $ 114,244
                                                           ================ ================= ================ ================
Net income (loss):
     General Partners                                             $ 20,887           $ 4,288         $ (1,316)         $ 1,142
     Limited Partners                                            2,067,801           424,546         (130,254)         113,102
                                                           ---------------- ----------------- ---------------- ----------------
                                                               $ 2,088,688         $ 428,834       $ (131,570)       $ 114,244
                                                           ================ ================= ================ ================
Net income (loss) per limited partnership unit                      $ 0.28            $ 0.06          $ (0.02)          $ 0.02
Weighted average number of units
   outstanding                                                   7,376,284         7,376,284        7,376,284        7,376,284




                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount          Partners           Total
                                       -----            ------          --------           -----
Balance December 31, 1999               7,376,284        $1,449,619        $ 243,392       $1,693,011
Distributions to limited partners                        (3,500,002)               -       (3,500,002)
Net income                                                2,067,801           20,887        2,088,688
                                  ---------------- ----------------- ---------------- ----------------
Balance September 30, 2000              7,376,284          $ 17,418        $ 264,279        $ 281,697
                                  ================ ================= ================ ================

                             See accompanying notes


                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


                                                                   Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
                                                                2000              1999             2000             1999
                                                                ----              ----             ----             ----
Operating activities:
Net income (loss)                                              $ 2,088,688         $ 428,834       $ (131,570)       $ 114,244

Adjustments to reconcile net income (loss) to
   net cash provided by operations:
     Depreciation                                                   36,625           637,679                -          205,924
     Leveraged lease income                                              -           (15,842)               -           (5,280)
     Gain on sales of assets                                    (2,253,471)          (38,505)               -          (81,854)
Changes in operating assets and liabilities:
   Accounts receivable                                              25,009             1,996          193,794           27,838
   Accounts payable, General Partner                               103,776          (326,710)         103,776           12,664
   Accounts payable, other                                        (150,393)          (38,573)        (190,027)         (16,384)
   Accrued interest                                                      -            (1,363)               -             (349)
   Unearned operating lease income                                       -           (22,746)               -          (91,738)
                                                           ---------------- ----------------- ---------------- ----------------
Net cash provided by operations                                   (149,766)          624,770          (24,027)         165,065
                                                           ---------------- ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of equipment                                 3,303,599           999,366                -          262,498
Reduction in net investment in direct financing
   leases                                                                -           353,855                -          116,878
                                                           ---------------- ----------------- ---------------- ----------------
Net cash provided by investing activities                        3,303,599         1,353,221                -          379,376
                                                           ---------------- ----------------- ---------------- ----------------






                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


                                                                   Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
                                                                2000              1999             2000             1999
                                                                ----              ----             ----             ----
Financing activities:
Distributions to limited partners                               (3,500,002)       (8,304,354)      (3,500,002)      (2,767,565)
Repayments of non-recourse debt                                    (57,291)         (328,915)               -          (70,840)
                                                           ---------------- ----------------- ---------------- ----------------
Net cash used in financing activities                           (3,557,293)       (8,633,269)      (3,500,002)      (2,838,405)
                                                           ---------------- ----------------- ---------------- ----------------

Net decrease in cash and cash equivalents                         (403,460)       (6,655,278)      (3,524,029)      (2,293,964)
Cash and cash equivalents at beginning
   of period                                                       729,853        11,294,942        3,850,422        6,933,628
                                                           ---------------- ----------------- ---------------- ----------------

Cash and cash equivalents at end of period                       $ 326,393        $4,639,664        $ 326,393       $4,639,664
                                                           ================ ================= ================ ================

Supplemental disclosures of cash flow
   information:
Cash paid for interest                                             $ 5,746          $ 18,425          $ 3,056          $ 3,243
                                                           ================ ================= ================ ================






                             See accompanying notes

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                                              Expense or        Reclass-
                                           December 31,      Amortization     ifications &     September 30,
                                               1999           of Leases       Dispositions         2000
                                               ----           ---------      --------------        ----
Net investment in operating leases              $ 735,458         $ (36,625)      $ (698,833)             $ -
Net investment in direct financing leases         348,795                 -         (348,795)               -
Net investment in leveraged leases                      -                 -                -                -
Equipment held for sale or lease                    2,500                 -           (2,500)               -
                                          ---------------- ----------------- ---------------- ----------------
                                              $ 1,086,753         $ (36,625)     $(1,050,128)             $ -
                                          ================ ================= ================ ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, dispositions during the nine months ended September 30, 2000 and as of September 30, 2000.


                                          December 31,                       September 30,
                                              1999          Dispositions          2000
                                              ----         --------------         ----
Mining                                        $ 3,757,698      $(3,757,698)              $ -
                                        ------------------ ---------------- -----------------
                                                3,757,698       (3,757,698)                -
Less accumulated depreciation                  (3,022,240)       3,022,240                 -
                                        ------------------ ---------------- -----------------
                                                $ 735,458       $ (735,458)              $ -
                                        ================== ================ =================

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3.  Commitments, management and report of fees:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                               2000             1999
                                               ----             ----
Incentive and equipment management fees         $ 117,699        $ 114,822
Reimbursement of administrative costs              95,488          155,774
                                          ---------------- ----------------
                                                $ 213,187        $ 270,596
                                          ================ ================


4.  Partners' capital:

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

As  of  September  30,  2000,  the   Partnership   had  borrowed   approximately
$32,425,000, all of which has been repaid. The General Partners expect that there will be no additional borrowings.

No commitments of capital have been or are expected to be made. As of September 30, 2000, there were no such commitments.

During  August  2000,  the  Partnership  made  a  liquidating   distribution  of
approximately $3,500,000, which represented about 4.7% of the original invested capital of the Partnership.


2000 vs. 1999:

During the nine month period ended September 30, 2000, the Partnership's primary source of cash from operating activities was lease rents. Lease rents have decreased compared to the prior year as a result of scheduled lease terminations and asset sales in the last year.

Sources of cash from investing activities consisted of the proceeds from sales of lease assets. Proceeds from sales of assets increased compared to 1999. Asset sales are not expected to be consistent from one period to another. Cash flows from direct financing leases have decreased as a result of lease terminations and asset sales.

In 2000 and 1999, there were no financing sources of cash. Repayments of non-recourse debt have decreased due to scheduled debt payments. Distributions to limited partners have decreased. The Partnership made only one distribution to the limited partners in 2000.


Results of Operations

Operations in the third quarter of 2000 resulted in a net loss of $131,570 compared to net income of $114,244 in 1999. Net income for the first nine months of 2000 was $2,088,688 compared to $428,834 in 1999.

2000 vs. 1999:

Operating lease revenues decreased by $1,065,221 (a decrease of about 95%) compared to 1999 and depreciation expense decreased by $601,054 (a decrease of about 94%). Both of these decreases are due to scheduled terminations of operating leases over the last year and the subsequent sales of the related assets.

Interest expense has decreased due to scheduled reductions of debt balances.

                            PART II OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages. The General Partner sued the lessee for damages and was awaiting judgment from the court when on June 16, 2000, the lessee filed for protection under the U. S. Bankruptcy Act.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment which it is currently liquidating. The amounts of these damages have not been included in the financial statements included in
Item 1 of this report, however the liklihood of recovery of amounts above the liquidation of the equipment is speculative.

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

Item 5.                        OTHER INFORMATION.

                                 Inapplicable.

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K.

                            (a)Documents filed as a part of this report
                            1.   Financial Statements
                                 Included in Part I of this report:

                                 Balance Sheet, September 30, 2000.

                                 Income statements for the nine and three month periods ended September 30, 2000 and 1999.


                                 Statement of changes in partners' capital for the nine month period ended September 30, 2000.


                                 Statements of cash flows for the nine and three month periods ended September 30, 2000 and 1999.


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


Date:
November 9, 2000

                      ATEL CASH DISTRIBUTION FUND III, L.P.
                                  (Registrant)





                                    By:   /s/ A. J. BATT
                                        ---------------------------------------
                                        A. J. Batt
                                        General Partner of registrant



                                    By:   /s/ DEAN L. CASH
                                        ---------------------------------------
                                        Dean L. Cash
                                        General Partner of registrant



                                    By:   /s/ PARITOSH K. CHOKSI
                                        ---------------------------------------
                                        Paritosh K. Choksi
                                        Principal financial officer
                                        of registrant



                                    By:   /s/ DONALD E. CARPENTER
                                        ---------------------------------------
                                        Donald E. Carpenter
                                        Principal accounting
                                        officer of registrant