Form 10KSB
period 2000-12-31
ATEL CASH DISTRIBUTION FUND III LP
filed 2001-03-28
CIK 856123

Form 10-KSB
                                 (Final Report)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2000

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

Item 1.  BUSINESS

General Development of Business

ATEL Cash Distribution Fund III, L.P. (the Partnership) was formed under the laws of the State of California in September 1989. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partners of the Partnership were ATEL Financial
Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

The Partnership conducted a public offering of 5,000,000 units of Limited Partnership Interest (Units) (which was increased to 7,500,000 Units at the option of the General Partners) at a price of $10 per Unit, which terminated on January 3, 1992. As of that date, the Partnership had sold an aggregate of 7,385,584 Units for a total capitalization of $73,855,840.

As of December 31, 2000, the Partnership had disposed of all of its assets and had ceased operations.

The Partnership's principal objectives were to invest in a diversified portfolio of equipment which would (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 1999 and
(iii) provide significant distributions following the reinvestment period and until all equipment had been sold. The Partnership was governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership acquired various types of equipment to lease pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases were defined as being leases in which the minimum lease payments during the initial lease term did not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partners that no more than 30% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

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

The General Partners sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period. During 2000, one lessee accounted for 95% of the Partnership's lease revenues. During 1999, five lessees accounted for 26%, 21%, 20%, 16% and 14% of the Partnership's revenues.

The business of the Partnership was not seasonal.

The Partnership had no full time employees.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties as of December 31, 2000.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and all future lease payments, however, the General Partner refused to waive the default and insisted on additional damages. The General Partner filed a suit against the lessee for damages and is currently awaiting judgment from the court. On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment, which has been liquidated, netting a sum which represents approximately 17% of the original equipment cost. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED
              MATTERS

Market Information

The Units were transferable subject to restrictions on transfers which had been imposed under the securities laws of certain states and by the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market developed.

Holders

As of December 31, 2000, a total of 4,922 investors were record holders of Units in the Partnership.

Dividends

The Partnership did not make dividend distributions. However, the Limited Partners of the Partnership were entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners had sole discretion in determining the amount of distributions; provided, however, that the General Partners would not reinvest in equipment, but would distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as was necessary to cause total distributions to the Limited
Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1993; $1.30 in 1994 and 1995; $1.40 in 1996 and 1997;
and $1.50 in 1998 and 1999. The reinvestment period ended December 31, 1999.

In 2000, the Partnership made a single distribution of $0.47 per Unit. The distribution was made in August 2000.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                              2000      1999    1998     1997     1996
                                              ----      ----    ----     ----     ----
Distributions of net income                  $ 0.28    $ 0.01   $ 0.98   $ 0.58   $ 0.38
Return of investment                           0.19      2.03     0.44     0.45     0.87
                                            --------  -------- -------- -------- --------
Distributions per unit                         0.47      2.04     1.42     1.03     1.25
Differences due to timing of distributions        -     (0.25)    0.08    (0.03)   (0.03)
                                            --------  -------- -------- -------- --------
Nominal distribution rates from above        $ 0.47    $ 1.79   $ 1.50   $ 1.00   $ 1.22
                                            ========  ======== ======== ======== ========

Limited Partners could elect to receive distributions on a monthly basis. Owners of 2,000 or more units could make the election without charge. Owners of less than 2,000 units could make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                    2000             1999             1998             1997             1996
                                                    ----             ----             ----             ----             ----
Gross Revenues                                    $ 2,446,310      $ 1,342,845      $ 11,007,336     $ 10,433,457      $11,709,770
Net income                                        $ 2,072,176         $ 84,854       $ 7,293,197      $ 4,334,639      $ 2,851,478
Weighted average Units outstanding                  7,375,284        7,375,284         7,376,201        7,376,934        7,376,934
Net income per Unit, based on
   weighted average Units outstanding                  $ 0.28           $ 0.01            $ 0.98           $ 0.58           $ 0.38
Distributions per Unit, based on
   weighted average Units outstanding                  $ 0.47           $ 2.04            $ 1.42           $ 1.03           $ 1.25
Total Assets                                              $ -      $ 1,900,695      $ 17,582,514     $ 22,727,752      $29,791,041
Non-recourse Debt                                         $ -         $ 57,291         $ 413,707      $ 2,497,392      $ 6,068,326
Total Partners' Capital                                   $ -      $ 1,693,011      $ 16,630,778     $ 19,797,739      $23,081,480

In 1997 and 1996, distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During 2000, the Partnerships primary source of cash was proceeds from the sales of lease assets.

As of December 31, 2000, the Partnership had disposed of all of its assets and had ceased operations.


Cash Flows

Cash flows from operations decreased from $779,739 in 1999 to $(296,737) in 2000, a decrease of $1,076,476. This decrease resulted primarily from a decrease of operating lease rents of $1,246,703.

Cash flows from investing activities decreased from $4,034,209 in 1999 to $3,303,599 in 2000, a decrease of $730,610. The primary sources of cash from investing activities are proceeds from sales of assets and rents from direct financing leases. Sales proceeds decreased by $314,124. Direct financing lease rents decreased by $416,486 compared to 1999.

There were no financing sources of cash in 2000 or 1999. Repayments of non-recourse debt decreased due to scheduled debt payments. Cash used for distributions to Limited Partners decreased from $15,022,621 in 1999 to $3,500,003 in 2000 as a result of the decrease of the per Unit rate of distributions from $1.79 in 1999 to $.47 in 2000.

Results of Operations

As of December 31, 2000, all of the Partnership's assets had been sold. As of December 31, 1999, 52% and 48% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the mining and utilities industries, respectively. Leases were subject to the General Partners' credit committee review. The leases provided for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations.

Net income increased from $84,854 in 1999 to $2,072,176 in 2000. The increase was primarily the result of increased gains recognized on the sales of lease assets compared to 1999. This was partially offset by decreases in operating lease revenues. The decrease in those revenues was also a result of the sales of lease assets.

The  most   significant   change  in  expenses  was  in  depreciation   expense.
Depreciation expense decreased as a result of sales of operating lease assets in 1999 and 2000.

Impact of the Year 2000

The Partnership experienced no significant Year 2000 problems.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership ceased operations in 2000 and is no longer subject to either market or interest rate risk.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 6 through 13.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund III, L.P.


We have audited the accompanying statements of income of ATEL Cash Distribution Fund III, L.P. and the related statements of changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of ATEL Cash Distribution Fund III, L.P. and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







                                                          /s/ ERNST & YOUNG LLP
San Francisco, California
January 19, 2001

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Revenues:                                                       2000             1999
                                                                ----             ----
Leasing activities:
     Operating leases                                             $ 60,000      $ 1,306,703
     Direct financing leases                                         3,438           71,837
     Leveraged leases                                                    -           21,123
     Gain (loss) on sales of equipment                           2,253,471         (369,377)
Other                                                               70,950            5,851
Interest income                                                     58,451          306,708
                                                           ---------------- ----------------
                                                                 2,446,310        1,342,845
                                                           ---------------- ----------------

Expenses:
Equipment and incentive management fees to General Partner         117,699          114,011
Administrative cost reimbursements to General Partner               99,035          205,136
Professional fees                                                   53,545           22,954
Other                                                               52,124           87,156
Depreciation                                                        36,625          752,327
Income taxes and franchise fees                                      9,360           55,651
Interest expense                                                     5,746           20,756
                                                           ---------------- ----------------
                                                                   374,134        1,257,991
                                                           ---------------- ----------------
Net income                                                     $ 2,072,176         $ 84,854
                                                           ================ ================

Net income:
     General Partners                                             $ 20,722            $ 849
     Limited Partners                                            2,051,454           84,005
                                                           ---------------- ----------------
                                                               $ 2,072,176         $ 84,854
                                                           ================ ================

Net income per Limited Partnership unit                             $ 0.28           $ 0.01
Weighted average number of units outstanding                     7,375,284        7,375,284


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        Limited Partners              General
                                                                        ----------------
                                                                    Units            Amount          Partners           Total
                                                                    -----            ------          --------           -----
Balance December 31, 1998                                            7,375,284      $ 16,388,235        $ 242,543      $16,630,778
Distributions to limited partners ($2.04  per Unit)                                  (15,022,621)               -      (15,022,621)
Net income                                                                                84,005              849           84,854
                                                                --------------- ----------------- ---------------- ----------------
Balance December 31, 1999                                            7,375,284         1,449,619          243,392        1,693,011
Distributions to limited partners ($0.47  per Unit)                                   (3,500,003)               -       (3,500,003)
Net income                                                                             2,051,454           20,722        2,072,176
Cash transferred to liquidating trust                                                   (177,627)          (1,794)        (179,421)
Other assets and liabilities transferred to liquidating trust                            (84,905)            (858)         (85,763)
Allocation of income on dissolution                                                      261,462         (261,462)               -
                                                                --------------- ----------------- ---------------- ----------------
Balance December 31, 2000                                            7,375,284               $ -              $ -              $ -
                                                                =============== ================= ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Operating activities:                                             2000             1999
                                                                  ----             ----
Net income                                                       $ 2,072,176         $ 84,854
  Adjustment to reconcile net income to net cash (used in)
  provided by operating activities:
     Depreciation                                                     36,625          752,327
     (Gain) loss on sales of equipment                            (2,253,471)         369,377
     Income from investment in leveraged leases                            -          (21,123)
     Changes in operating assets and liabilities:
        Accounts receivable                                           23,635          (18,060)
        Accounts payable, General Partner                                  -         (339,374)
        Accounts payable, other                                     (175,702)           6,228
        Accrued interest                                                   -           (1,363)
        Unearned operating lease income                                    -          (53,127)
                                                             ---------------- ----------------
Net cash (used in) provided by operating activities                 (296,737)         779,739

Investing activities:
Proceeds from sales of lease assets                                3,300,161        3,614,285
Reductions of net investment in direct financing leases                3,438          419,924
                                                             ---------------- ----------------
Net cash provided by investing activities                          3,303,599        4,034,209

Financing activities:
Distributions to limited partners                                 (3,500,003)     (15,022,621)
Cash transferred to liquidating trust                               (179,421)               -
Repayments of non-recourse debt                                      (57,291)        (356,416)
                                                             ---------------- ----------------
Net cash used in financing activities                             (3,736,715)     (15,379,037)
                                                             ---------------- ----------------

Net decrease increase in cash and cash equivalents                  (729,853)     (10,565,089)
Cash and cash equivalents at beginning of period                     729,853       11,294,942
                                                             ---------------- ----------------
Cash and cash equivalents at end of period                               $ -        $ 729,853
                                                             ================ ================


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                               $ 5,746         $ 22,119
                                                             ================ ================

Supplemental disclosure of non-cash transactions:
Net assets transferred to liquidating trust                         $ 85,763              $ -
                                                             ================ ================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


1.  Organization and partnership matters:

ATEL Cash Distribution Fund III, L.P. (the Partnership) was formed under the laws of the State of California in September 1989, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership Interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 1, 1990, the Partnership commenced operations.

The General Partners of the Partnership are ATEL Financial Corporation (ATEL), a California corporation, and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

The Partnership's business consisted of leasing various types of equipment. As of December 31, 2000, the Partnership had sold all of its assets and had ceased operations.

Pursuant to the Limited  Partnership  Agreement,  the General  Partners  receive
compensation  and   reimbursements  for  services  rendered  on  behalf  of  the
Partnership (Note 5).


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases was stated at cost. Depreciation was being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases were recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions was reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and the realization of residual values. The income portion of each rental payment was calculated so as to generate a constant rate of return on the net receivable outstanding.

Investment in leveraged leases:

Leases which were financed principally with non-recourse debt at lease inception and which meet certain other criteria were accounted for as leveraged leases. Leveraged lease contracts receivable were stated net of the related non-recourse debt service (which included unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represented the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and was amortized using a constant rate of return applied to the net investment when such investment was positive.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


2.  Summary of significant accounting policies (continued):

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                               2000             1999
                                               ----             ----
Net income per financial statements           $ 2,072,176         $ 84,854
Adjustment to depreciation expense                 36,625          148,822
Adjustments to revenues                           992,837        3,532,988
                                         ----------------- ----------------
Net income per federal tax return             $ 3,101,638      $ 3,766,664
                                         ================= ================

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

                                December 31, 2000


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                 Depreciation
                                                                  Expense or        Reclass-
                                                December 31,        Lease        ifications or    December 31,
                                                    1999         Amortization     Dispositions        2000
                                                    ----         ------------   - -------------       ----
Net investment in operating leases                  $ 735,458        $ (36,625)       $ (698,833)          $ -
Net investment in direct financing leases             348,795           (3,438)         (345,357)            -
Assets held for lease or sale                           2,500                -            (2,500)            -
                                               ---------------  --------------- ----------------- -------------
                                                  $ 1,086,753        $ (40,063)     $ (1,046,690)          $ -
                                               ===============  =============== ================= =============

Operating leases:

Property on operating lease consists of the following:

                                                                   Reclass-
                               December 31,                      ifications or   December 31,
                                   1999          Additions       Dispositions        2000
                                   ----          ---------       ------------        ----
Mining equipment                 $ 3,757,698                       $ (3,757,698)          $ -
Less accumulated depreciation     (3,022,240)        $ (36,625)       3,058,865             -
                              --------------- ----------------- ---------------- -------------
                                   $ 735,458         $ (36,625)      $ (698,833)          $ -
                              =============== ================= ================ =============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                     Balance December 31, 1998             $ 362,173
                     Provision                                     -
                     Charge offs                            (362,173)
                                                      ---------------
                     Balance December 31, 1999                   $ -
                                                      ===============

There was no activity in the reserve for losses and impairments in 2000.

                      ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


4.  Related party transactions:

The terms of the Limited Partnership Agreement provided that the General Partners and/or Affiliates were entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The  General   Partners   and/or   Affiliates   earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows:

                                                                                      2000             1999
                                                                                      ----             ----

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout  leases,  as  defined  in the  Limited  Partnership  Agreement)                  $117,699         $114,011


Administrative cost reimbursements to General Partner                                     99,035          205,136
                                                                                 ---------------- ----------------
                                                                                       $ 216,734        $ 319,147
                                                                                 ================ ================

The Limited Partnership Agreement allowed for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL was not reimbursed for services where it was entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL were allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of ATEL record time incurred in performing administrative services on behalf of all of the Partnerships serviced by ATEL. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and were reimbursable in accordance with the Limited Partnership Agreement.

                     ATEL CASH DISTRIBUTION FUND III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


5.  Partners' capital:

As of December 31, 2000, 7,375,284 Units were issued and outstanding. The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to the 50 Units issued to the Initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits were to be allocated 99% to the Limited Partners and 1% to the General Partners.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, were to be distributed as follows:

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

Third, the General Partners will receive as Incentive Management Compensation, the following:

     (A)  10% of  remaining  Cash  from  Operations  and
     (B) 15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.


6.  Concentration of credit risk and major customers:

The Partnership leased equipment to lessees in diversified industries. Leases were subject to the General Partners' credit committee review. The leases provided for the return of the equipment upon default.

As of December 31, 1999, 52% and 48% of the Partnership's lease assets (based on equipment cost) were leased to lessees in the utilities and mining industries, respectively.

During 2000, one customer comprised 95% of the Partnership's revenues from leases.

During 1999, five customers comprised 26%, 21%, 20%, 16% and 14%, respectively, of the Partnership's revenues from leases.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
               FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant was a Limited Partnership and, therefore, had no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (a General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi             Director, Senior Vice President and Chief
                               Financial Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter            Vice President and Controller of ACG, AFC, ALC,
                               AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais                Senior Vice President, Secretary and General
                               Counsel for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant was a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their Affiliates. The amount of such remuneration paid for the years ended December 31, 2000 and 1999 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,016,305), to ATEL Securities Corporation, an affiliate of the General Partners . Of this amount, $6,455,378 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 2000 were $3,508,152, the maximum allowable amount. No such fees were paid in either 2000 or 1999.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their affiliates were entitled to receive management fees which were payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners were entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners had received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee was to be 15% of all distributions of cash from operations, sales or refinancing. See
Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners were entitled to receive an amount equal to the lesser of
(i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee was payable only after the Limited Partners had received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. No such fees were accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partners were entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partners or their affiliates maintained adequate staff to render such services to the Partnership, (ii) no such re-lease fee was payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partners or their affiliates had rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partners or their affiliates were compensated for rendering equipment management services.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits were allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 2000 and 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

Changes in Control

The Limited Partners had the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

The General Partners could at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                    (a) Financial Statements and Schedules

                           1.  Financial Statements
                               Included in Part II of this report:
                               Report of Independent Auditors
                               Statements of Income for the years ended December
                                    31, 2000 and 1999
                               Statements  of Changes in  Partners'  Capital for
                                    the  years  ended  December  31,  2000  and
                                    1999
                               Statements  of Cash  Flows  for the  years  ended
                                    December  31,  2000 and 1999
                               Notes to  Financial Statements

                           2.  Financial Statement Schedules
                               All schedules for which  provision is made in the
                                  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    (b) Reports on Form 8-K for the fourth quarter of 2000
                               None

                    (c) Exhibits
                               Agreement of Limited Partnership, incorporated by
                                  reference to Exhibits (3) and (4) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990, filed March 29, 1991 (File No. 33-31395)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   Date:       3/23/2001

                                ATEL Cash Distribution Fund III, L.P.
                           (Registrant)


     By:  ATEL Financial Corporation,
          General Partner of Registrant



                     By:  /s/  A. J. Batt
                          --------------------------
                          A. J. Batt,
                          President and Chief Executive Officer



     By:  /s/  A. J. Batt
          ------------------------------------------
          A. J. Batt,
          General Partner of Registrant,
          President and Chief Executive Officer of
          ATEL Financial Corporation (General
          Partner)



     By:   /s/ Dean Cash
          ------------------------------------------
          Dean Cash,
          General Partner of Registrant,
          Executive Vice President of ATEL
          Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                 CAPACITIES                           DATE



/s/  A. J. Batt         General Partner of registrant; President,      3/23/2001
----------------------- Chairman and Chief Executive officer
A. J. Batt              of ATEL Financial Corporation




 /s/ Dean Cash          General Partner of registrant; Executive Vice  3/23/2001
----------------------- President and director of ATEL Financial
Dean Cash               Corporation



/s/ Paritosh K. Choksi  Principal financial officer of registrant;   3/23/2001
----------------------- principal financial officer and director
Paritosh K. Choksi      of ATEL Financial Corporation




/s/ Donald E. Carpenter Principal accounting officer of registrant; 3/23/2001 ----------------------- principal accounting officer of ATEL
  Donald E. Carpenter   Financial Corporation